Form 10KSB
period 1998-09-30
CASTLE HOLDING CORP
filed 1999-10-05
CIK 802510

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-KSB


  [X]Annual Report Under Section 13 or 15(d) of The
    Securities Exchange Act of 1934

               For the Fiscal Year Ended September 30, 1998


     Transition Report Under Section 13 or 15(d) of The
  [ ]Securities Exchange Act of 1934 for the transition period from _____________ to ____________



                            Commission File Number 33-37809-NY
                Castle Holding Corp.
      (Name of Small Business Issuer in its Charter)



                  Nevada                            77-0121957
  (State or Other Jurisdiction of Incorporation)   (I.R.S. Employer
                                                  Identification No.)

       45 Church Street, Suite 25,             11520
              Freeport, NY                  (Zip Code)
  (Address of Principal Executive Offices)


  Issuer's Telephone Number: (516)868-2000



  Securities Registered under Section 12(b) of the
  Exchange Act: None


  Securities Registered under Section 12(g) of the Exchange
  Act: Common Stock, Par Value $.0025 per Share.


   Check
whether   the issuer (1) filed all reports required to be filed by section 13 or 15(d)
of   the Exchange Act
  during the past 12 months (or for such shorter period that the registrant was
required   to file such reports), and
  (2) has been subject to such filing requirements for the past 90 days. [ ] Yes
[X]   No
  Check if there is no disclosure of delinquent filers in response to item 405
of    Regulation S-B contained
  herein, and no disclosure will be contained, to the best of registrant's
knowledge,   in definitive proxy or
  information statements incorporated by reference in part iii of this form
10-KSB   or any amendment to this
  form 10-KSB. [X ]
  State issuer's revenues for its most recent fiscal year. $1,899,699
  As of September 30, 1999, the aggregate market value of the registrant's
common   stock (based on its $.1875
  reported last bid price on the OTC Bulletin Board)  held by non-affiliates of
the   registrant was $505,500.

    As of September 30, 1999, there were 6,640,500 common shares outstanding.





                               PART I

  ITEM 1. DESCRIPTION OF BUSINESS

  Castle Holding Corp. (The "Company" or the "Registrant") is a holding Company
incorporated   in Nevada
  on June 13, 1986.  The Company conducts substantially all of its business
through   two subsidiaries, Castle
  Securities Corp. ("Castle") and Citadel Securities Corp. ("Citadel").  Castle
was   incorporated in New York
  on December 7, 1984 and operates as a broker-dealer in securities.  Its
business   activities include the
  underwriting and brokerage of fixed income and equity securities.   Citadel
was   incorporated in New York
  on April 11, 1991 and also operates as a broker-dealer in securities.
Citadel   makes markets in Nasdaq, OTC
  Bulletin Board and "Pink Sheet" securities, has no retail customers, and
conducts   business exclusively with
  other broker-dealers.

  Castle and Citadel are broker-dealers registered with the Securities and
Exchange   Commission ("SEC") and
  members of the National Association of Securities Dealers ("NASD"), the
Municipal   Securities Rule Making
  Board ("MSRB"), and the Securities Investor Protection Corporation ("SIPC").
   Castle is currently licensed
  to conduct its broker-dealer business in 35 states and the District of
Columbia.     Citadel is currently licensed
  to conduct its broker-dealer business only in New York.

  On December 28, 1998, the Company paid a 100% stock dividend and on June 25,
1999,   the Company paid
  a 300% stock dividend.  All references to shares and per share amounts herein
have   been restated to
  retroactively reflect these stock dividends.










































  CASTLE ONLINE

  Castle Online ("Online") is a division of Castle started in July 1996 to allow
customers   to engage in securities
  transactions directly over the Internet.  In April 1997, Online installed a
T-1   fiber optics data feed expandable
  into a T-3 data feed.  To date, only securities listed on the New York Stock
Exchange,   the American Stock
  Exchange and the Nasdaq Stock Market have been available to Online customers.


  Castle maintains a web site (www.Castleonline.com) where parties interested in
online   trading can both learn
  about the various features of this service and can register for trading.  This
system   offers customers the ability
  to execute day trades (the practice of buying and selling securities, usually
exiting   the position in the same
  day) using the Company's JavaTrader order entry software.

  With respect to the Nasdaq Stock Market (over 95% of Online transactions
involve   securities listed there),
  the system offers three execution methods.  The first is SOES, a rapid
execution   method that allows an
  investor to buy on the offer and sell on the bid.  The second is SelectNet,
whereby   an investor can submit an
  order on the bid, offer or in between.  The third (and most used) is the ISLD
Electronic   Communications
  Network ("ECN").  By submitting an order on the ISLD ECN, an investor "posts"
the   order to buy or sell a
  security so that the entire market can see it and execute on it.  The ISLD
symbol,   which appears like a market
  maker, will move to the price designated by an investor's order.

  Online software offers customers the ability to place unsolicited market and
limit   orders and view executions
  without the necessity of telephone calls to Castle registered representatives.
For   $150 per month ($0 if
  customer monthly transactions exceed 100), customers are provided real time
Nasdaq   level II quotes and other
  quotes, news and charts.  Commissions start at $19.95 per trade.

  For the years ended September 30, 1997 and 1998, Online customer transactions
totaled   18,986 and 57,610,
  respectively.  At September 30, 1997, September 30, 1998 and June 30, 1999,
Online   had funded customer
  accounts numbering 90, 168, and 364, respectively.

  Registrant expects Online to become its primary source of future growth,
revenues   and profitability.

  PRINCIPAL  TRANSACTIONS

  In April 1994, Castle resumed market-making activities in over-the-counter
equity   securities (Castle had
  ceased such activities on August 24, 1992). In April 1996, such activities
were   transferred to Citadel. At
  September 30, 1999, Citadel employs 1 full-time trader making markets in a
total   of 55 securities, 3 quoted
  on the Nasdaq Stock Market, 43 quoted on the OTC Bulletin Board, and 9 quoted
on   the "Pink Sheets."

  Trading profits or losses are dependent upon the skill of the firm's employees
in   market-making activities,
  the capital allocated to the firm's positions in various securities and the
general   trend of prices and level of
  activity in the securities markets. Trading as principal requires the
commitment   of capital and creates an
  opportunity for profits and losses due to market fluctuations.  Citadel takes
both   long and short positions in
  those securities in which it makes a market.

  Under its present restriction agreement with the NASD, Citadel is limited to
making   markets in 100
  securities.

  ACTIVE ACCOUNT PROGRAM

  The Active Account Program ("AAP") is a division of Castle started in December
1992   to afford active
  customers quick executions using automated order entry systems (such as SOES,
SelectNet   and the ISLD
  ECN) at relatively low commission rates.  Most AAP customers opened margin
accounts   and gave trading
  authorization to a Castle registered representative.

  From December 22, 1992 to September 30, 1997, substantially all of Castle's
revenues   were derived from the
  AAP. During that time, the number of day trading customers at other firms
using   automated order entry
  systems increased steadily.  The increased competition lowered AAP customer
performance,   which in turn
  resulted in departures of Castle AAP registered representatives and closings
of   Castle branch offices in
  Glendale, California ( in August 1997), Melville, New York ( in September
1997)   and Garden City, New
  York (in April 1998).

  For the years ended September 30, 1997 and 1998, AAP customer transactions
totaled   184,654 and 33,041,
  respectively.  At September 30, 1999, the AAP has only one remaining
registered   representative day trading
  a discretionary account on a full time basis.



  INVESTMENT BANKING

  Since inception, Castle has been the managing underwriter of completed "best
efforts"   public offerings of
  equity securities for 23 issuers (the last one was completed in 1991).
Additionally,   Castle has participated in
  other equities and municipal bond offerings as a selected dealer or selling
group   member.

  In May 1999, Castle executed a letter of intent to act as managing underwriter
of   a "best efforts" public
  offering of equity securities of Exhaust Technologies, Inc.  The related
registration   statement has not been
  filed as of September 30, 1999 and accordingly the offering is not expected to
commence   until the year 2000.


  Castle is currently revising its website (www.Castlesecurities.com) to display
prospectuses   and offer new
  issues  over the Internet.

  As an underwriter, Castle is subject to liability under the Securities Act of
1933,   as amended, and state and
  other laws in the event, among other matters, that the registration statement
or   prospectus contains a material
  misstatement or omission. Castle's potential liability as an underwriter is
not   generally covered by insurance.


  INVESTMENT MANAGEMENT

  On December 23, 1993, Castle Advisers Inc. ("CAI") was formed to operate as a
general   partner for limited
  partnerships in the business of securities investment. On March 29, 1994, CAI
executed   a limited partnership
  agreement with Castle Advisors Limited Partnership 94-1 ("CALP") to operate as
its   general partner. Under
  the agreement, CAI receives a performance incentive allocation equal to 1% of
the   profits (which exceed
  cumulative losses previously allocated to limited partners).

  At December 31, 1998, CALP had net assets of approximately $177,938, including
its   $160,000 investment
  in the Company.   Since inception, CAI has earned $525 in performance
incentive   fees.

  CLEARING BROKER

  In executing customers' orders to buy or sell listed securities and other
securities   in which it does not make
  a market, Castle generally acts as an agent and charges a commission.

  Castle and Citadel have clearing agreements with JB Oxford & Company. The
clearing   broker clears
  transactions on a fully disclosed basis for Citadel and for Castle's account
and   the accounts of its customers.
  The services provided by the clearing broker include billing and receipt, and
custody   and delivery of securities,
  for which Castle and Citadel pays the clearing broker certain transaction fees
and   miscellaneous charges.


  COMPETITION

  The Company, through Castle and Citadel, both registered broker/dealers and
members   of the NASD, is
  engaged in a highly competitive business. Its principal competition includes,
with   respect to one or more
  aspects of its business, all of the member organizations of the New York Stock
Exchange   ("NYSE") and other
  registered securities exchanges, all members of the NASD, and commercial banks
and   thrift institutions.
  Many of these organizations are national firms and have substantially greater
financial   and human resources
  than Castle or Citadel.

  Discount brokerage firms seeking to expand their share of the retail market,
including   firms affiliated with
  commercial banks and thrift institutions, are devoting substantial funds to
advertising   and direct solicitation
  of customers. In many instances, Castle and Citadel are competing directly
with   such organizations. In
  addition, there is competition for investment funds from the real estate,
insurance,   banking and savings and
  loan industries. The Company believes that the principal factors affecting
competition   for the securities
  industry are the quality and ability of professional personnel and relative
prices   of services and products
  offered.

  REGULATION

  The securities industry in the United States is subject to extensive
regulation   under federal and state laws. The
  SEC is the federal agency charged with administration of the federal
securities   laws. Much of the regulation
  of broker-dealers, however, has been delegated to self-regulatory
organizations,   principally the NASD and
  the national securities exchanges, although the SEC maintains jurisdiction and
is   not necessarily bound by
  the actions or recommendations of the NASD. These self-regulatory
organizations   adopt rules (which are
  subject to approval by the SEC) that govern the industry and conduct periodic
examinations   of member
  broker-dealers. Securities firms are also subject to regulation by state
securities   commissions in the states in
  which they are registered.

  The regulations to which broker-dealers are subject cover all aspects of the
securities   business, including sales
  methods, trade practices among broker-dealers, capital structure of securities
firms,   record-keeping and
  conduct of directors, officers and employees. Additional legislation, changes
in   rules promulgated by the SEC
  and self-regulatory organizations, or changes in the interpretation or
enforcement   of existing laws and rules
  often directly affect the method of operation and profitability of
broker-dealers.   The SEC, self-regulatory
  organizations and state security regulators may conduct administrative
proceedings,   which can result in
  censure, fine, suspension or expulsion of a broker-dealer, its officers or
employees.   The principal purpose of
  regulation and discipline of broker-dealers is the protection of customers and
the   securities markets rather
  than protection of creditors and stockholders of broker-dealers.

  NET CAPITAL REQUIREMENTS

  As broker-dealers, Castle and Citadel are subject to the SEC's Net Capital
Rule   (the "Rule") which is designed
  to measure the general financial integrity and liquidity of a broker-dealer.
The   Rule requires the maintenance
  of minimum net capital (at September 30, 1998, $5,000 for Castle and $100,000
for   Citadel) and requires that
  the ratio of aggregate indebtedness, as defined, to net capital, not exceed 15
to   1. In computing net capital,
  various adjustments to net worth are made with a view to excluding assets that
are   not readily convertible into
  cash and making a conservative statement of other assets, such as a firm's
position   in securities. Compliance
  with the rule limits those operations of securities firms that require the
intensive   use of their capital, such as
  underwriting commitments and principal trading activities, and limits the
ability   of securities firms to pay
  dividends.

  Both Castle and Citadel are required to file "Focus" reports with the NASD.
The   purpose of these reports is
  to provide the NASD with a current financial status for each Company and to
evidence   compliance with the
  net capital requirements.

  In addition to the above requirements, funds invested as equity capital may
not   be withdrawn, nor may any
  unsecured advances or loans be made to any stockholder of a registered
broker-dealer,   if, after giving effect
  to such withdrawal, advance or loan and to any other such withdrawal, advance
or   loan as well as to any
  scheduled payments of subordinated debt which are scheduled to occur within
six   months, the net capital of
  the broker-dealer would fail to equal 120% of the minimum dollar amount of net
capital   required or the ratio
  of aggregate indebtedness to net capital would exceed 10 to 1. Finally, any
funds   invested in the form of
  subordinated debt generally must be invested for a minimum term of one year
and   repayment of such debt may
  be suspended if the broker-dealer fails to maintain certain minimum net
capital   levels. For example, scheduled
  payments of subordinated debt are suspended in the event that the ratio of
aggregate   indebtedness to net
  capital of the broker-dealer would exceed 12 to 1 or if its net capital would
be   less than 120% of the minimum
  dollar amount of net capital required.

  At September 30, 1998, Castle had net capital of $43,395, which was $38,395 in
excess   of its required net
  capital, and its ratio of aggregate indebtedness to net capital was 1.58 to 1.
Citadel   had net capital of
  $144,082, which was $44,082 in excess of its required net capital, and its
ratio   of aggregate indebtedness to
  net capital was .08 to 1.

  EMPLOYEES

  At September 24, 1999, the Company employed a total of 48 persons, including 2
executive   personnel, 33
  other registered representatives (17 part-time), and 13 other full-time
administrative   persons.

  Registered representatives are required to take examinations given by the NASD
and   approved by the NYSE
  and all principal exchanges as well as state securities authorities in order
to   be registered. There is intense
  competition among securities firms for registered representatives with proven
sales   production records.

  The Company considers its employee relations to be good and believes that its
compensation   and employee
  benefits are competitive with those offered by other securities firms. None of
the   Company's employees are
  covered by a collective bargaining agreement.


  ITEM 2. DESCRIPTION OF PROPERTY

  The Company, Castle, and Citadel maintain their business headquarters at 45
Church   Street, Freeport, New
  York 11520, where they occupy approximately 13,000 square feet of office
space.   The facilities are occupied
  under six lease agreements that provide for total monthly rentals of $6,500
and   expire October, 2002. At the
  option of a wholly owned subsidiary of the Company, the leases are renewable
for   periods extending the terms
  to October 2007.   The facilities provide the Company with sufficient space in
which   to conduct its present
  activities and store required business records pursuant to rules and
regulations   of the SEC and the NASD.


  ITEM 3. LEGAL PROCEEDINGS

  Since inception Castle and certain of its principals have been the targets of
various   legal and administrative
  proceedings brought by the SEC, the NASD or other state securities
commissions.    Additionally, in the normal
  course of its business, Castle, from time to time, is involved in claims,
lawsuits   and arbitrations brought by
  its customers.

  Material legal proceedings outstanding at September 30. 1999 follows:

     (1)  SEC V. U.S. ENVIRONMENTAL, INC., CASTLE, MICHAEL T. STUDER ET. AL.

     On September 13, 1994, the SEC filed a civil action against Castle, its
president,      a former registered
     representative, and eight other defendants.  The action alleges violations of
Section      5(a) and (C), and
     17(a) of the Securities Act of 1933, Section 10(b) and 15c of the
 Securities
exchange      Act of 1934 and
     Rules 10b-3, 10b-5, 10b-6, and 15cl-2 thereunder.  The complaint seeks
injunctive      relief and
     disgorgement of profits in the approximate amount of $175,000.  An answer
 and
amended      answer has
     been filed on behalf of Castle and its president and discovery has commenced
but      no trial date has yet
     been set.


    (2) NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC. MARKET SURVEILLANCE COMMITTEE V. CASTLE, MICHAEL T. STUDER ET. AL.

     On October 6, 1994, the National Association of Securities Dealers, Inc.
Market      Surveillance Committee
     (the "MSC") commenced a disciplinary proceeding against Castle, its president,
and      two former
     registered representatives. The complaint alleges violations of Article
 III,
Sections      1, 4, 18, and 27 of the
     Association's Rules of Fair Practice and Section 10(b) of the Securities
Exchange      Act of 1934 and Rule
     10b-5 thereunder. After a hearing on June 20, 1995, in MSC's Decision dated
February      7, 1996, Castle
     and its president were fined, jointly and severally, $25,000 and were ordered
to      make restitution to
     specified customers totaling approximately $10,000. Castle and its president
appealed      the decision to the
     National Business Conduct Committee (the "NBCC") of the NASD and a hearing of
the      appeal was held
     on June 7, 1996. In its Amended Decision dated October 21, 1996, the NBCC
affirmed      the fines and
     restitution order. On November 15, 1996, Castle and its president appealed the
NBCC      Amended Decision
     to the SEC. On January 7, 1998, the SEC affirmed the NBCC Amended Decision. On
May      18, 1998, the
     SEC denied Castle's motion for reconsideration filed January 21, 1998.  On
February      5, 1998 and June
     15, 1998, Castle and its president filed petitions for review of the NASD
 and
SEC      actions to the Second
     Circuit of the United States Court of Appeals, which matters are still pending.


  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  No matters were submitted to Security holders during the two fiscal years
ended   September 30, 1998.


                              PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock, $.0025 par value, is traded in the
over-the-counter   market under the
  OTC Bulletin Board symbol "CHOD". However, there is no established trading
market   as actual
  transactions are infrequent.  The following table sets forth the range of high
and   low closing bid
  quotations by calendar quarters as reported by the National Quotation Bureau
from   October 1, 1996
  through June 30, 1999, as adjusted for the 100% stock dividend paid December
28,   1998 and the
  300% stock dividend paid June 25, 1999.  Bid quotations represent prices
between   dealers, do not
  include retail mark-ups, mark-downs or other fees or commissions, and do not
necessarily   represent
  actual transactions.

   QUARTER ENDED:  HIGH BID   LOW BID

  December 31, 1996  $0.047   $0.047

  March 31, 1997    0.047      0.016

  June 30, 1997     0.031      0.016

  September 30, 1997  0.031    0.031

  December 31, 1997  0.031     0.031

  March 31, 1998    0.031      0.031

  June 30, 1998     0.047      0.031

  September 30, 1998  0.063    0.047

  December 31, 1998  0.594     0.063

  March 31, 1999    1.000      0.281

  June 30, 1999     1.750      0.422


  As of September 30, 1999, the number of holders of record of the company's
common   stock was 139.
  There were ten (10) market makers for the company's common stock,  6,640,500
shares   outstanding
  and the closing bid price was $0.1875.

  Registrant has paid no cash dividends and has no present plan to pay cash
dividends,   intending
  instead to reinvest its earnings, if any.  However, payment of future cash
dividends   will be
  determined from time to time by its Board of Directors, based upon its future
earnings,   financial
  condition, capital requirements and other factors.


  RECENT SALES OF UNREGISTERED SECURITIES

  Equity securities of the Registrant sold by the Registrant during the three
fiscal   years ended
  September 30, 1998 that were not registered under the Securities Act were:


































    (1) As adjusted for the 100% stock dividend paid December 28, 1998 and the 300% stock dividend paid June 25, 1999.

    (2)  Castle registered principal and key employee.

  No underwriting discounts or commissions were paid in connection with any of
the   above sales.
  For all of the above sales, the registrant claimed exemption from registration
under   Section 4(2)
  of the Securities Act of 1933.




  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

  Results  of  Operations

  General - Substantial positive and negative fluctuations can occur in the
Registrant's   business due
  to a variety of factors, including variations in the market value of
Securities,   the volatility and
  liquidity of trading markets, and the level of market activity. As a result,
net   income and
  revenues in any particular period may not be representative of full-year
results   and may vary
  significantly from year to year and from quarter to quarter. In addition,
results   of operations have
  been in the past and may in the future continue to be materially affected by
many   factors of a
  national and international nature, including economic and market conditions,
currency   values,
  inflation, the availability of capital, the level and volatility of interest
rates,   the valuation of
  Securities positions and investments, and legislative and regulatory
developments,   as well as the
  size, number and timing of transactions. The Registrant's results of
operations   also may be
  materially affected by competitive factors and its ability to attract and
retain   highly skilled
  individuals.

  Year ended September 30, 1998 compared to year ended September 30, 1997

  Net loss for the year ended September 30, 1998 was $(186,718), or $(.04) per
share,   compared to
  a net loss of $(233,837), or $(.06) per share, for the year ended September
30,   1997. Total
  revenues decreased $1,863,571 (50%) and total expenses decreased $1,935,481
(48%).   Revenues
  less commissions and clearing costs were $1,450,545 in 1998 compared to
$1,903,965   in 1997.
  In 1998, clearing and execution costs were reduced by $266,162 received from
CSC-1's   clearing
  agent in settlement of prior fee disputes.

  The decrease in total revenues was due to a $2,299,024 decrease in Active
Account   Program
  ("AAP") commissions, offset by a $679,443  increase in Castle Online
commissions.     The total
  number of AAP transactions decreased 82% from 184,654 transactions in 1997 to 33,041 transactions in 1998, which resulted from the reduction in the number of registered representatives involved in the AAP and Castle's closing of its Glendale
branch   office in August
  1997, its Melville office in September 1997 and its Garden City office in
April   1998.  Castle
  Online customer transactions increased from 18,986 in 1997 to 57, 610 in 1998.
   Castle Online
  funded customers increased from 90 at September 30, 1997 to 168 at September
30,   1998.

  Commissions expense as a percentage of total revenues less clearing costs was
15%   and 25% in
  1998 and 1997, respectively. The decrease in the average commission payout
percentage   was due
  to a higher proportion of revenues derived from Castle Online in 1998 (where
the   payout
  percentages are lower).

  Excluding the $266,162 settlement in 1998 noted above (which reduced 1998
clearing   costs),
  clearing costs as a percentage of total revenues was 25% and 32% in 1998 and 1997, respectively. The lower percentage in 1998 is due to a higher proportion of
revenues   derived from
  Castle Online (where the average gross commission revenue per transaction is
higher   than with
  the AAP).

  Communications and selling expenses decreased $402,250  from $804,085 in 1997
to   $401,835
  in 1998. This decrease was due to lower NASDAQ workstation and execution
charges   in 1998 as
  a result of the reduced number of AAP transactions and the three branch office
closings   noted
  above.

  Administrative compensation and employee benefits decreased $156,058  from
$742,479   in 1997
  to $586,421 in 1998. This decrease was due primarily to reduced administrative personnel resulting from the branch closings.


  Liquidity and Capital Resources

  The majority of the Registrant's assets are highly liquid and short-term in
nature.   Cash and
  Securities owned at September 30, 1998 totaled $279,364, 58% of the
Registrant's   assets.

  Cash decreased $222,071  from $475,314 at September 30, 1997 to $253,243 at
September   30,
  1998. This decrease was due to $93,890 net cash used for operating activities;
$48,802   used for
  capital additions and $79,379 used for financing activities, including the
$100,204   note payable
  repayment to Castle's clearing agent.

  Castle and Citadel, the Registrant's broker-dealer subsidiaries, are subject
to   "net capital"
  requirements of the SEC. Among other things, these requirements limit the
number   of markets
  which they may make and the value of Securities inventories which they may
carry.   Presently, a
  broker or dealer engaged in activities as a market maker must maintain net
capital   in an amount
  not less than $2,500 for each Security in which it makes a market (unless a
Security   in which it
  makes a market has a market value of $5.00 or less in which event the amount
of   net capital shall
  be not less than $1,000 for each such Security).

  At September 30, 1998, Castle had net capital of $43,395, which was $38,395 in
excess   of its
  required net capital of $5,000, and Citadel had net capital of $144,082, which
was   $44,082 in
  excess of its required net capital of $100,000.

  On December 31, 1997, Castle advised the NASD that it would no longer make
markets   and
  would conduct only activities requiring net capital of $5, 000.
















  ITEM 7.  FINANCIAL STATEMENTS

  Index to Consolidated Financial Statements



  Description
                         Page No.

  Index to Consolidated Financial Statements
                    13

  Auditors' Opinions                                       14-15

   Consolidated Statements of Financial Condition,
   September 30, 1998 and 1997                                  16

  Consolidated Statements of Operations,
  Years ended September 30, 1998 and 1997                        17

  Consolidated Statements of Changes in Stockholders' Equity,
  Years ended September 30, 1998 and 1997                        18

  Consolidated Statements of Cash Flows,
  Years ended September 30, 1998 and 1997
19-20

  Notes to Consolidated Financial Statements,
  Years ended September 30, 1998 and 1997                               21-32


















  INDEPENDENT AUDITORS' REPORT




  To the Board of Directors and Stockholders of Castle Holding Corp.

  We have audited the accompanying statement of consolidated financial condition
of   Castle Holding
  Corp.  and Subsidiaries ("the Company") as of September 30, 1998 and the
related   consolidated
  statements of operations changes in stockholder's equity, and cash flows for
the   year then ended.
  These consolidated financial statements are the responsibility of the
Company's   management.  Our
  responsibility is to express an opinion on these consolidated financial
statements   based on our audit.

  We conducted our audit in accordance with generally accepted auditing
standards.    Those standards
  require that we plan and perform the audit to obtain reasonable assurance
about   whether the
  consolidated financial statements are free of material misstatement.  An audit
includes   examining,
  on a test basis, evidence supporting the amounts and disclosures in the
consolidated   financial
  statements.  An audit also includes assessing the accounting principles used
and   significant estimates
  made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above
present   fairly, in all material
  respects, the financial position of the Company as of September 30, 1998 and
the   results of its
  consolidated operations and cash flows for the year then ended in conformity
with   generally accepted
  accounting principles.





  Massella, Tomaro & Co., LLP
  Jericho, New York
  March 3, 1999, except for the third paragraph of Note 13E which is as of March 12, 1999, the fourth paragraph of Note 13E which is as of March 24, 1999, and Notes 1,2,and 7 and the fifth paragraph of Note 13E which is as of September 30, 1999.




  SCARANO & TOMARO, P. C                                            125 Michael
Drive,Suite   101
                                Certified Public Accountants & Consultants
                                      Syosset, New York 11791
                                                 516-364-0300
                                             Fax:516-364-3003



                 INDEPENDENT AUDITORS' REPORT


  To the Board of Directors and Stockholders of Castle Holding Corp.

  We have audited the accompanying statements of consolidated financial
condition   of Castle
  Holding Corp. and Subsidiaries ("the Company") as of September 30, 1997 and
1996   and the
  related consolidated statements of operations changes in stockholder's equity,
and   cash flows for
  the years then ended. These consolidated financial statements are the
responsibility   of the
  Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing
standards.   Those
  standards require that we plan and perform the audits to obtain reasonable
assurance   about
  whether the consolidated financial statements are free of material
misstatement.   An audit
  includes examining, on a test basis, evidence supporting the amounts and
disclosures   in the
  consolidated financial statements. An audit also includes assessing the
accounting   principles used
  and significant estimates made by management, as well as evaluating the
overall   consolidated
  financial statement presentation. We believe that our audits provide a
reasonable   basis for our
  opinion.

  In our opinion, based on our audits, the consolidated financial statements
referred   to above
  present fairly, in all material respects, the financial position of the
Company   as of September 30,
  1997 and 1996 and the results of its consolidated operations and cash flows
for   the years then
  ended in conformity with generally accepted accounting principles.






  Scarano & Tomaro, P.C.
  Syosset, New York
  February 11, 1998







             CASTLE HOLDING CORP. AND SUBSIDIARIES
        Consolidated Statements of Financial Condition




















































  See accompanying notes tp consolidated financial statements

            CASTLE  HOLDING  CORP. AND SUBSIDIARIES
             Consolidated Statements of Operations














































 See accompanying notes to consolidated financial statements.


             CASTLE HOLDING CORP. AND SUBSIDIARIES
  Consolidated Statements  of Changes in Stockholders' Equity
        For the Years Ended September 30, 1998 and 1997



 See accompanying notes to consolidated financial statements.

            CASTLE HOLDING CORP. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows













































  See accompanying notes to consolidated financial statements.



             CASTLE HOLDING CORP. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows





























  See accompanying notes to consolidated financial statements.















             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997

       1.  GENERAL

  Castle Holding Corp. ("CHC") is a holding company which was incorporated in
Nevada   on June 13,
  1986. CHC conducts substantially all of its business through its subsidiaries.

  On  December 28, 1998, CHC paid a 100% stock dividend to holders of record at
the   close of
  business on December 22, 1998, thereby increasing the number of issued and
outstanding   common
  shares from 652,800 to 1,305,600.  On June 25, 1999, CHC paid a 300% stock
dividend   to holders
  of record at the close of business on June 18, 1999, thereby increasing the
number   of issued and
  outstanding common shares from 1,651,600 to 6,606,400.  All references to
shares   and per share
  amounts in the accompanying consolidated financial statements have been
restated   to retroactively
  reflect these stock dividends.

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation - The consolidated financial statements include the
accounts   of CHC and its
  fifteen subsidiaries (collectively, the "Company").    CHC's principal
operating   subsidiaries are
  Castle Securities Corp. (CSC-1),  incorporated in the state of New York on
December   7, 1984
  and a securities broker-dealer headquartered in Freeport, New York and
Citadel   Securities Corp.
  (CSC-2), incorporated in the state of New York on April 11, 1991 and also a securities broker-dealer and, since April 1996, market maker in NASDAQ, OTC  Bulletin
Board   and "Pink
  Sheets" securities from its office in Freeport, New York.

          The remaining thirteen (13) subsidiaries of CHC are as follows:

       1.   Citadel Capital Corp. (95.0 % owned) (incorporated in Delaware
 March 29,
            1988) - inactive at September 30, 1998.
       2.   Beverage King, Ltd. (100 % owned) (incorporated in Delaware January
 2,
            1990) - subleases automobiles and equipment to other CHC
 subsidiaries.
       3.   Meroke Capital Corp. (100 % owned) (incorporated in New York
 October 7,
            1992) -  inactive at September 30, 1998.
       4.   Castle Trucking Corp. ( 100 % owned) (incorporated in New York May
 4,
            1993) - subleases office space to other CHC subsidiaries and others.
       5.   Castle Advisors Inc. (100 % owned) (incorporated in New York
December   23,
            1993) - acts as general partner  for a limited partnership in the
business   of
            securities investment.
       6.   Sparta Holding Corp. (100 % owned) (incorporated in Nevada December
 23,
            1993) - inactive at September 30, 1998.
       7.   Wall Street Indians, Ltd. (100 % owned) (incorporated in New York
May   27,
            1994) -  subleases office space and provides communications and
office   services
            and supplies to other CHC subsidiaries and others.
       8. Chinamer International Corp. (100 % owned) (incorporated in Nevada October
            18, 1994) - inactive at September 30, 1998.


             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997


     9.   Galaxynet Inc. (87.7 % owned) (incorporated in New York December 15,
 1995)
          - provides marketing, programming, and communications services to other
                            CHC subsidiaries.
     10.  Rocketnet Inc. (87.7 % owned) (incorporated in Nevada December 20,
                            1995) -
          provides software, marketing, and communications services to other CHC subsidiaries.
     11.  U Trade Inc. (100 % owned)  (incorporated in New York November 17,
                            1997) -
                    inactive at September 30, 1998.
     12.  Java Trader, Inc.  (100% owned) (incorporated in Nevada March 10,
 1999)-
                    inactive at September 30, 1998.
     13. Long Island Web TV.com Corp. (100% owned) (incorporated in New York September 22, 1999) - inactive at September 30, 1998.

     All significant intercompany balances and transactions have been
eliminat             ed in consolidation.


                 Revenue recognition - Securities transactions ( related revenue
and   expenses, including
                 commissions and principal transactions revenue and commissions
expense)   are recorded on a
                 settlement date basis, which is generally three business days
after   trade date. Revenues and
                 expenses on a trade date basis are not materially different
from   revenues and expenses on a
                 settlement date basis.

  Use of estimates - The preparation of the financial statements in conformity
with   generally
  accepted accounting principles requires management to make estimates and
assumptions   that
  affect the amounts reported in the financial statements and accompanying
notes.   Actual results
  could differ from those estimates.

  Fair value disclosures - The carrying value of cash, securities owned,
accounts   payable and
  accrued expenses,  commissions payable, income taxes payable, and securities
sold,    not yet
  purchased are a reasonable estimate of their fair value.   The carrying value
of   the Company's
  loan subordinated to claims of general creditors,  obligations under capital
leases   and notes
  payable at September 30, 1998 are a reasonable estimate of  their fair value
based   upon currently
  available interest rates of similar instruments available with similar maturities.

  Cash in bank and with clearing broker - At September 30, 1998, CSC-1 had
$28,352   cash held at
  its clearing agent not covered by SIPC insurance and CSC-2 had $37,625 cash
held   at its clearing
  agent not covered by SIPC insurance.  Management believes the clearing agent
to   be in sound
  financial condition and therefore the credit risk exposure is limited.
             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997



  Securities owned and securities sold, not yet purchased - Marketable
securities   are valued at
  market and unrealized gains and losses are reflected in income.  Securities
for   which no ready
  market exists are valued at estimated fair value as determined by the Board of Directors.

  Equipment, equipment under capital leases, and leasehold improvements - Equipment, equipment under capital leases, and leasehold improvements are stated at cost.
Equipment,   and
  equipment under capital leases are depreciated using the straight-line method
over   the estimated
  useful lives of the respective assets, generally three to seven years.
Leasehold   improvements are
  amortized over the respective remaining lease terms on a straight-line basis.

  Income taxes - The Company accounts for income taxes in accordance with
Statement   of
  Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income
Taxes".   Deferred
  tax assets and liabilities are determined based on the difference between the
financial   statement
  and tax bases of assets and liabilities, using enacted tax rates in effect for
the   year in which the
  differences are expected to reverse. Current income taxes are based on the
year's   income taxable
  for Federal and State income tax reporting purposes. Deferred income taxes, if
any,   reflect the net
  effects of temporary differences between the carrying amounts of assets and
liabilities   for
  financial reporting purposes and the amounts used for income tax purposes.

  Earnings per share - During 1997, the Financial Accounting Standards Board
issued   SFAS No.
  128, "Earnings Per Share."  SFAS No. 128 replaced the previously required
reporting   of  primary
  and fully diluted earnings per share with basic and diluted earnings per
share,     respectively.
  Unlike the previously reported primary earnings per share, basic earnings per
share   excludes the
  dilutive effects of stock options.   Diluted earnings  per share is similar to
the    previously reported
  fully diluted earnings per share.   Earnings per share amounts for all periods
   presented have
  been calculated in accordance with the requirements of SFAS No. 128.

  Impact of recently issued accounting standards - The Company does not believe
that   any  recently
  issued accounting standards, not yet adopted by the Company, will have a
material    impact on its
  consolidated financial position and results of operations when adopted.






             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997



































  4.  NOTES PAYABLE - CLEARING AGENT

  Pursuant to an agreement with its clearing broker, CHC borrowed a total of
$120,000   bearing
  interest at 9% per annum and payable in monthly installments of $5,482 through
April   1997, and
  $914 through August 1999.  In connection with CSC-1 renewing its clearing
agreement   for a two
  year period, such note was paid in full during November 1997.

             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997




























   6.  OBLIGATIONS UNDER CAPITAL LEASES

  In September 1995, a CHC subsidiary executed a lease agreement to lease
certain   equipment
  valued at $51,836 for a term of three years requiring monthly payments of $1,845.

  During October 1997, a CHC subsidiary executed a lease agreement to lease
certain   computer
  equipment valued at $43,873 for a term of three years requiring monthly
payments   of $1,678,
  inclusive of principal and interest.  At September 30, 1998, equipment under
capital   leases is
  carried at a book value of $30,468.










             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997







              At September 30, 1998,  the aggregate future minimum remaining
lease   payments under
       noncancellable capital lease agreements were as follows:

















   7.  LOAN  FROM  RELATED PARTY SUBORDINATED  TO  CLAIMS OF GENERAL
       CREDITORS

       On September 6, 1995, CSC-2 executed a loan agreement with OEF, a corporation whose secretary is also  the president of CHC, whereby OEF advanced
$50,000   to
       CSC-2.   The $50,000 subordinated loan payable bears interest at 12% per annum
       payable annually each September 30 and is due on September 30, 2001.

       The loan is pursuant to an agreement filed with the NASD and is permitted in computing net capital under the Securities and Exchange Commission's
Uniform   Net
       Capital Rule (see note 9). To the extent that such borrowing is used by
CSC-2   for
       continued compliance with minimum net capital rules, said loan will not
be   repaid.

   8.  INCOME TAXES

       CHC files a consolidated income tax return with its subsidiaries for
federal   reporting
       purposes. CHC and its subsidiaries file separate income tax returns for
state   reporting
       purposes.



             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997






































                 Based on management's present assessment, the Company has not
yet   determined it to be more
                 likely than not that a deferred tax asset of $133,225
attributable   to the future utilization of
                 $331,588 of net operating loss carryforwards as of September
30,   1998 will be realized.
                 Accordingly, the Company has provided a 100 % allowance against
the   deferred tax asset in the
                 financial statements at September 30, 1998.   The Company will
continue   to review this valuation
                 allowance and make adjustments as appropriate.  The net
operating   loss carryforwards  will
                 expire between the year 2012 and 2013.


             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997

        9.  NET CAPITAL REQUIREMENTS

              As broker-dealers, CSC-1 and CSC-2 are subject to the Securities
and   Exchange
       Commission Uniform Net Capital Rule (the "Rule"). The Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate
indebtedness,   as defined,
       to net capital, as defined, not exceed 15 to 1.  At September 30, 1998,
CSC-1   had net
       capital of $43,395, which was $38,395 in excess of its required net
capital   of $5,000 and
       its ratio of aggregate indebtedness to net capital was 1.58 to 1.   At
September   30, 1998,
       CSC-2 had net capital of $144,082, which was $44,082 in excess of its
required   net
       capital of $100,000 and its ratio of aggregate indebtedness to net
capital   was .08 to 1.

       Pursuant to a restrictive agreement dated October 26, 1995 with the NASD, CSC-2 agreed to maintain minimum net capital of at least $120,000.
Accordingly,   at
       September 30, 1998, the Company had net capital in excess of the NASD minimum required amount of $24,082.

       10.  RELATED PARTY TRANSACTIONS

            Capital contributions - In July 1997 and September 1997, CHC sold
640,000   shares of
            common stock to a limited partnership, which a CHC subsidiary acts
as   general partner
            for, at a price of $.125 per share. In September 1997, CHC sold
320,000   shares of
            common stock to CHC's deferred compensation plans for the benefit of
CHC's   president
            (160,000 shares) and CHC's treasurer (160,000 shares) at a price of
$   .125 per share.  In
            August 1997 and September 1997, CHC sold 240,000 shares of  common
stock   to three
            key CSC-1 employees (80,000 shares each) at a price of $ .125 per
share;   $5,000 was
            paid in cash and the remaining $25,000 of the purchase price was
paid   by delivery of
            subscription notes due CHC on March 31, 2000, as extended.

       Expense allowance - For the years ended September 30, 1998 and 1997, the Company paid $42,000 and $48,000, respectively, to its president and treasurer
for   accountable
       expenses pursuant to an agreement with the Company.

        11. COMMITMENTS  AND  CONTINGENCIES

       Year 2000 - The Company has evaluated the potential impact of the year
2000   on its
       business, including its information systems and those of its clearing
agent,   and does not
       expect this issue to have a significant effect on its results of operations.

            Operating leases - The Company leases its headquarters office space
 (approximately
            7900 square feet) under five noncancellable operating lease
agreements   which expire
            between October 1999 and October 2002, with renewal options
available   to October
            2007.  Such lease agreements require minimum monthly rental payments
of   $ 3,418.
            The Company leases its autos and equipment under noncancellable
operating   lease
            agreements which expire between   January 2000 and October 2001 and
 require
            minimum monthly rental payments of approximately $ 5400.


             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997















  At September 30, 1998, the aggregate future minimum lease payments under noncancellable operating lease agreements are as follows:















  Clearing agreement - On November 5, 1997,  CSC-1 renewed its clearing
agreement   for a two
  year period commencing October 1997 and released the clearing agent from any
prior   clearing
  fee disputes.  In connection therewith, CSC-1 received a $200,000 signing
bonus   from the
  clearing agent on November 12, 1997 and received $66,162 free clearing charges
in   December
  1997 and January 1998.  The $266,162  total is reflected in the consolidated
statement   of
   operations for the year ended September 30, 1998 as a reduction in clearing costs.

  Litigation - On September 13, 1994, the United States Securities and Exchange
Commission   (the
  "SEC") filed a civil action against CSC-1, its president, a former registered
representative,   and
  eight other defendants. The action alleges violations of Sections 5(a) and
(c),   and 17(a) of the
  Securities Act of 1933, Sections 10(b) and 15c of the  Securities Exchange Act
of   1934 and Rules
  l0b3, l0b-5, l0b-6, and 15cl-2 thereunder. The complaint seeks injunctive
relief   and disgorgement
  of profits approximating $175,000. CSC-1 answered the complaint and is
vigorously   defending
  the action.

             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997




       On October 6, 1994, the NASD Market Surveillance Committee (the "MSC") commenced a disciplinary proceeding against CSC-1, its president, and two former
       registered representatives. The Complaint alleges violations of Article
III,   Sections 1, 4,
       18, and 27 of the Association's Rules of Fair Practice and Section 10(b)
of   the Securities
       Exchange Act of 1934 and SEC Rule 10b-5 thereunder. After a hearing on
June   20,
       1995, the MSC, in its Decision dated February 7, 1996, fined CSC-1 and
its   president
       jointly and severally $25,000 and ordered them to make restitution to specified customers totalling approximately $10,000. CSC-1 and its president
appealed   the
       Decision to the National Business Conduct Committee (the "NBCC") of the
NASD   and
       a hearing of the appeal was held on June 7, 1996. In its Amended Decision dated
       October 21, 1996, the NBCC affirmed the fines and restitution order. On
November   15,
       1996, CSC-1 and its president appealed the NBCC Amended Decision to the
SEC.   On
       January 7, 1998, the SEC affirmed the NBCC Amended Decision.  On  May
 18, 1998,
       the SEC denied CSC-1's Motion for Reconsideration filed January 21, 1998. On
       February 5, 1998 and June 15, 1998,  CSC-1 and its president filed
petitions   for review
       of the SEC actions to the Second Circuit of the United States Court of
Appeals,   which
       matters are pending.

       CSC-1 has also been named as defendant in one arbitration case and other CHC subsidiaries have  also been named as defendants in civil cases arising
in   the ordinary
       course of business.   With respect  to the arbitration, the matter was
settled   in November
       1998 (see note 13B).   With respect to the civil cases, the Company
believes   that it has
       meritorious defenses to these actions and intends to vigorously contest them.


       Management believes, based upon discussions with counsel, that the
outcome   of the
       litigation described above will not have a material effect on the
Company's   consolidated
       financial position.  The materiality of legal matters on the Company's
future   operating
       results depends on the level of future results of operations as well as
the   timing and ultimate
       outcome of such legal matters.

       As of September 30, 1998, the Company accrued approximately $45,000 in
connection   with
       the above litigations.   Such amount is included in accounts payable and
accrued   expenses.

       12.  CONCENTRATION  OF  CREDIT  RISK

            In the normal course of business, CSC-1 executes as agent
transactions   on behalf of
            customers and CSC-2 executes principal transactions with other
broker-dealers.   If the
            agency or principal transactions do not  settle because of failure
to   perform by either the
            customer or the counterparty, CSC-1 or CSC-2 may be obligated to
discharge   the
            obligation of the nonperforming party and, as a result, may incur a
loss   if the market
            value of the Securities are different from the contract amount of
the   transactions.



             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997


            CSC-l's clearing agent seeks to control the risks associated with
CSC-l's   customer activities
            by requiring customers to maintain margin collateral in compliance
with   various regulatory
            and internal guidelines.  CSC-l's clearing agent monitors required
margin   levels daily, and
            pursuant to such guidelines, requires the customers to deposit
additional   collateral, or to
            reduce positions, when necessary.

       Business concentration - For the year ended September 30, 1998,
approximately   53% of the
       Company's revenues were derived from unsolicited customer transactions
ordered   online
       over the Internet.

       13.  SUBSEQUENT  EVENTS

       A.  Lease

       On October 5, 1998, the Company executed an agreement to lease an
additional   6000
       square feet of office space from its present  lessor.   The lease
provides   for monthly  rentals
       of $1,500 from November 1998 to October 2002 and is renewable for an
additional   five
       years  to October 2007 at monthly rentals of $1,650.  In connection with
such   lease
       agreement, CHC issued the lessor 108,000 restricted shares of its common
stock   valued at
       $13,500.

       B.   Litigation

       On November 18, 1998, CSC-1 paid $10,000 to two customers in settlement
of   an
       arbitration proceeding brought by the customers.  Also as part of the
settlement,   CHC
       issued the customers 80,000 restricted shares of  common stock valued at
$10,000   and a 90
       day option to acquire an additional 200,000 shares of CHC common stock at
a   price of $.25
       per share (which option was not exercised).

              C.   1998  Incentive  Stock Option  Plan

       On December 31, 1998, CHC granted stock options (for a total of 394,000
shares   of its
       common stock) to 40 employees of the Company.   The options provide the
 respective
       employees the  right to purchase CHC common stock at a price of $.75 per
share   and are
       exercisable and vest at a rate of 20% for each year commencing December
31,   1999.


              D.    Line of Credit

       On December 21, 1998, CHC obtained a $100,000 business revolving credit
line   from a
       financial institution.   Such line of credit is personally guaranteed by
CHC's   president
       and its treasurer and is available for one year and borrowings thereunder
bear   interest at
       prime rate plus .5% and amortize over 36 equal monthly installments.   In
 December
       1998, CHC borrowed $50,000 under the line which was subsequently repaid.


             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997





  E.  Private Placements of Common Stock

  On February 10, 1999, CHC sold a private investor 40,000 shares of its common
stock   at a price
  of $.25 per share in exchange for a non interest bearing promissory note due
CHC   on March 31,
  2000.

  On February 17, 1999, CHC was advanced $250,000 from a private investor with
the   agreement
  that the investor would convert such advance to 800,000 shares of CHC common
stock   at a price
  of $.3125 per  share under a CHC offering pursuant to an exemption afforded by
Rule   504 or
  Rule 506 of Regulation D of the Securities Act of 1933.

  On March 12, 1999, CHC sold a private investor 40,000 shares of CHC common
stock   at a price
  of $.3125 per share for $12,500 cash.

  On March 24, 1999, CHC sold the three CHC directors a total of 302,000 shares
and   three key
  CSC-1 employees a total of 178,000 shares of common stock at a price of $.3125
per   share in
  exchange for non interest bearing promissory notes due CHC on September 30, 2000.

  On May 7, 1999, CHC issued an advertiser 24,000 restricted shares of CHC
common   stock in
  exchange for certain specified advertising (valued at $36,000) to be provided
to   the Company.


  Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING  AND  FINANCIAL  DISCLOSURE


  Effective October 20, 1998, the firm of Massella, Tomaro & Co., LLP was
engaged   by Castle
  Holding Corp. (the "Registrant").  This change in accountants was due to the
cessation   of the
  Registrant's former accounting firm (Scarano & Tomaro, P.C.) and not due to
any   discrepancies
  or disagreements between the Registrant and its former accounting firm on any
matter   of
  accounting principles or practices, financial statement disclosure, or
auditing   scope or procedure.

  The reports of Scarano & Tomaro, P.C. on the financial statements of the
Registrant   as of
  September 30, 1997 and for the years ended September 30, 1997 and 1996 did not
contain   an
  adverse opinion or disclaimer of opinion and were not qualified or modified as
to   uncertainty,
  audit scope or accounting principles.



                           PART  III

  Item 9.   DIRECTORS AND EXECUTIVE OFFICERS

  (a)  The directors of the Registrant are:













       Each director will hold office until the next annual meeting of
shareholders   (expected to
       be held in March 2000) and until their successors have been elected and qualified.



       The executive officers of the Registrant are:













       Officers of the Registrant are elected by the Board of Directors at the
annual   meetings of
       the Registrant's shareholders, and hold office until their death, or
until   they shall resign
       or have been  removed from office.

       The business experience during the last five years for each director and
executive   officer
       of the Registrant follows:

       Daniel J. Priscu has been Chairman and a director of the Registrant since September
       1987.  Mr. Priscu received a B.A. degree from De Pauw University in 1947.


       George R. Hebert has been President and a director of the Registrant
since   September
       1987.  He also has been a registered representative and economist with
CSC-1   since
       September 1987 and CSC-2 since October 1995. Mr. Hebert received a B.S. degree from Stevens Academy, Pennsylvania Military College (now Widener
University)   in
       1967.

       Michael T. Studer has been Secretary, Treasurer, and a Director of the
Registrant   since
       September 1987.   He has also been President of Michael T. Studer, CPA,
P.C.,   a public
       accounting firm, since July 1987, President of CSC-1 since its inception
in   December
       1984, and President of CSC-2 since October 1995. Mr. Studer received a B.S.B.A.
       degree from Babson College in 1971.

  (b)  Another significant employee of the Registrant is Thomas Shaughnessy, age
45.    Mr.
       Shaughnessy has been general securities principal and chief compliance
officer   of
       CSC-1 since July 1, 1993, general securities principal and chief
operating   officer of
       CSC-2 since October 1995, and was Assistant to the President of CSC-1
from   December
       1992 to June 1993.  Since May 1972, he has served in the United States
Marine   Corps
       on both a full-time and part-time basis.  Mr. Shaughnessy received a
B.S.B.A.   degree
       from State University of New York at Brockport in 1978 and a M.B.A.
degree   from
       National University in 1988.

  (c)  There is no family relationship between any director, executive officer
or   significant
       employee of the Registrant.



  ITEM 10.  EXECUTIVE COMPENSATION

  The following table sets forth all cash compensation paid by the Company
during   the years ended
  September 30, 1996, 1997 and 1998 to each executive officer and director of
the   Company:




















       (1)    Represents an allowance for accountable expenses.
       (2)    Represents directors fees.

       ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


  The following table sets forth, at August 30, 1999, the stock ownership of
each   person known by the Company
  to be the beneficial owner of five percent or more of the Company's common
stock,   all executive officers and
  directors individually, and all executive officers and directors of the
Company   as a group:



























     _________________________________________________
          (1)    Unless otherwise indicated below, the Company has been advised
that      each person named above is
                 the record owner of and exercises the sole voting and
 investment
power      over the shares shown
                 opposite his name.
          (2)    Includes 164,500 shares held in trust for the benefit of Mr.
Hebert's      daughter, 114,800 shares
                 owned by Mr. Hebert's wife, and 50% of 40,000 shares owned by
 Sea
Friends      Incorporated, of
                 which organization Mr. Hebert is president and a director, all of
which      Mr. Hebert disclaims
                 beneficial ownership of. Includes 50% of 640,000 shares owned by
CALP      (CHC Deferred
                 Compensation Plan for benefit of George R. Hebert owns a 50%
limited      partnership interest
                 therein) which Mr. Hebert doesn't exercise sole voting and
investment      power over.
          (3)    Includes 120,000 shares held in trust for Mr. Studer's children
and      50% of 40,000 shares owned by
                 Sea Friends Incorporated, of which organization Mr. Studer is
treasurer      and a director, which Mr.
                 Studer disclaims beneficial ownership of.  Includes 50% of
 640,000
shares      owned by CALP (CHC
                 Deferred Compensation Plan for benefit of Michael T. Studer owns a
50%      limited partnership
              interest therein) which Mr. Studer does not exercise sole voting
and      investment power over.




                 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    As of September 30, 1998, the Registrant had notes payable to The OTC Equity
Fund,      Inc., a
    corporation whose secretary is also president of the Registrant, and Michael
T.      Studer, Secretary and
  treasurer of the Registrant, in amounts of $55,000 and $22,500, respectively.
Such      notes bear interest
     at the rate of 12% per annum and are due on demand.

  As of September 30, 1998, Citadel had a loan payable subordinated to claims of
general      creditors to
  The OTC Equity Fund, Inc. in the amount of $50,000. The loan bears interest at
the      rate of 12% per
     annum and is due September 30, 2001.

   In July 1997 and September 1997, the Registrant sold 640,000 common shares to
CALP      at a price of
    $.125 per share. CAI is the general partner of CALP and Castle Holding Corp.
Deferred      Compensation
     Plans for benefit of George R. Hebert and Michael T. Studer, president and
Secretary-treasurer      of the
     Registrant, respectively, each own a 50% limited partnership interest in CALP.

     In September 1997, the Registrant sold 160,000 common shares to the Castle
Holding      Corp. Deferred
     Compensation Plan for benefit of George R. Hebert, president of the
Registrant,      at a price of $.125 per
     share.

     In September 1997, the Registrant sold 160,000 common shares to the Castle
Holding      Corp. Deferred
  Compensation Plan for benefit of Michael T. Studer, Secretary and treasurer of
the      Registrant, at a
     price of $.125 per share.

   In April 1998, the Registrant borrowed $50,000 from the wife of the president
of      the Registrant.  The
     note, which was repaid in April 1999, beared interest at the rate of 12%
 per
annum      and was due on
     demand.


     Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

          See Exhibit Index.

     (b)  Reports on Form 8-K

          None.








                           SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act      of 1934, the
     Registrant has duly caused this report to be signed on its behalf by the
undersigned,      thereunto duly
     authorized.

     CASTLE HOLDING CORP.


     By   /s/  George R. Hebert
     George R. Hebert, President
     Dated October 4, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this
report      has been signed below
     by the following persons on behalf of the Registrant and in the capacities
indicated      on the dates
     indicated.




























     EXHIBIT INDEX


          3.1*   Articles of Incorporation (Form S-18 Registration
            No. 33-8395-LA, effective November 14, 1986)

          3.2*   Amendments to Articles of Incorporation (Form S-18 Registration
            No. 33-37809-NY, effective February 11, 1991)

    3.3*   By-laws (Form S-18 Registration No. 33-8395-LA, effective November
 14,
            1986)

          4.4*   Specimen Stock Certificate (Form S-18 Registration No.
33-37809-NY,
            effective February 11, 1991)

      10.1*   Fully Disclosed Correspondent Agreement dated May 4,1990 between
         Otra Clearing, Inc. and Castle Securities Corp. (Form S-18 Registration
            No. 33-37809-NY, effective February 11, 1991)

         10.2*  Promissory Note dated December 10, 1992 issued to RKS Financial
            Group, Inc. (Form 8-K dated December 10, 1992)

          10.3*  Amendment (dated December 15, 1992) to Promissory Note dated
            December 10, 1992 (Form 8-K dated December 10, 1992

         16.1*  Letter from John S. Gray, CPA, P.C. dated October 31, 1994 (Form
            8-K dated October 31, 1994)

          16.2   Letter from Massella, Tomaro & Co., LLP dated October 20, 1998
(Filed      herewith)

          22      Subsidiaries of the Registrant (Filed herewith)

          27     Financial Data Schedule (Filed herewith)

          99.1*  Complaint for Injunctive and Other Relief (dated September 13,
1994)      - Securities and
            Exchange Commission, Plaintiff (Form 8-K dated September 13, 1994)

          99.2   Financial Statements - Years Ended September 30, 1996 and 1995
(Filed      herewith)

            *  Previously filed
     Exhibit No. 16.2

     MASSELLA, TOMARO & CO., LLP
     375 NORTH BROADWAY, SUITE 103
     JERICHO, NEW YORK  11753




                       November 9, 1998




     Securities and Exchange Commission
     Washington, D.C.  20549

     Gentlemen:

   The accounting firm of Scarano & Tomaro, P.C. was the principal accountant for
    Castle Holding Corp.   (The "Company"), and on February 11, 1998 it reported
on      the
    consolidated financial statements of the Company as of September 30, 1997
 and
for      the
   two years then ended.   During June 1998, Scarano & Tomaro, P.C. ceased to
 operate
   as a firm and on October 20, 1998, the firm of Massella, Tomaro & Co., LLP was engaged.

     As a partner in the former firm of Scarano & Tomaro, P.C., I have read the Company's statements included under Item 4 of its Form 8-K dated November
 9, 1998
   and agree with such statements.


                       Very truly yours,

                       /S/ Anthony Tomaro

                       Anthony Tomaro, CPA
                       Partner

     AT:cmr






     Exhibit No. 22 - Subsidiaries of the Registrant
     Castle Holding Corp.
     Form 10-KSB  for  the  fiscal  year  ended  September 30, 1998

































     EXHIBIT 27
     Financial Data Schedule for the year ended September 30, 1998 required
pursuant      to Item 601(c) of
     Regulation S-B

     [NAME] CASTLE HOLDING CORP.
     [MULTIPLIER] 1
     [CURRENCY] 1
     [PERIOD-TYPE] 12-MOS
     [FISCAL-YEAR-END]SEP-30-1998
     [PERIOD-START]OCT-01-1997
     [PERIOD-END]SEP-30-1998
     [EXCHANGE-RATE] 1
     [CASH] 253,243
     [RECEIVABLES] 0
     [SECURITIES-RESALE] 0
     [SECURITIES-BORROWED] 0
     [INSTRUMENTS-OWNED] 26,121
     [PP&E] 171,499
     [TOTAL-ASSETS] 483,940
     [SHORT-TERM] 127,500
     [PAYABLES] 169,940
     [REPOS-SOLD] 0
     [SECURITIES-LOANED] 0
     [INSTRUMENTS-SOLD] 2,983
     <LONG TERM> 83,376
     [COMMON] 12,586
     [PREFERRED-MANDATORY] 0
     [PREFERRED] 0
     [OTHER-SE] 87,555
     [TOTAL-LIABILITY-AND-EQUITY] 483,940
     [TRADING-REVENUE] 235,770
     [INTEREST-DIVIDENDS] 4,485
     [COMMISSIONS] 1,659,444
     [INVESTMENT-BANKING-REVENUES] 0
     [FEE-REVENUE] 0
     [INTEREST-EXPENSE] 27,276
     [COMPENSATION] 834,406
     [INCOME-PRETAX] (183,395)
     [INCOME-PRE-EXTRAORDINARY] (183,395)
     [EXTRAORDINARY] 0
     [CHANGES] 0
     [NET-INCOME] (186,718)
     [EPS-BASIC] (.04)
     [EPS-DILUTED]  (.04)


     EXHIBIT 99.2

     Index to Consolidated Financial Statements - Years Ended September 30, 1996
and      1995





































                      F-1
     SCARANO & TOMARO, P. C                                              125
Michael      Drive,Suite 101
                                     Certified Public Accountants &
Consultants                             Syosset, New York 11791
                                                516-364-0300
                                            Fax:516-364-3003



                  INDEPENDENT AUDITORS' REPORT


     To the Board of Directors and Stockholders of Castle Holding Corp.

     We have audited the accompanying statements of consolidated financial
condition      of Castle Holding
     Corp. and Subsidiaries ("the Company") as of September 30, 1996 and 1995
 and
the      related
     consolidated statements of operations changes in stockholder's equity, and
cash      flows for the years then
     ended. These consolidated financial statements are the responsibility of the
Company's      management.
     Our responsibility is to express an opinion on these consolidated financial
statements      based on our
     audits.

     We conducted our audits in accordance with generally accepted auditing
standards.      Those standards
     require that we plan and perform the audits to obtain reasonable assurance
about      whether the
   consolidated financial statements are free of material misstatement. An audit
includes      examining, on a
     test basis, evidence supporting the amounts and disclosures in the
consolidated      financial statements. An
    audit also includes assessing the accounting principles used and significant
estimates      made by
 management, as well as evaluating the overall consolidated financial statement
presentation.      We
     believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements
referred      to above present
  fairly, in all material respects, the financial position of the Company as of
September      30, 1996 and
     1995 and the results of its consolidated operations and cash flows for the
years      then ended in
     conformity with generally accepted accounting principles.






     Scarano & Tomaro, P.C.
     Syosset, New York
     February 11, 1998





                                    F-2