Form 10QSB
period 1998-12-30
CASTLE HOLDING CORP
filed 1999-10-05
CIK 802510

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                         __________________

                            FORM 10-QSB

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended DECEMBER 31, 1998

  Commission file number 33-37809-NY

                                                     CASTLE HOLDING CORP.

 (Exact name of small business issuer as specified in this charter)

               NEVADA
                                77-0121957
  (State of incorporation)                                          (IRS
Employer   Identification Number)

  45 CHURCH STREET, SUITE 25, FREEPORT, NEW YORK
           11520
  (Address of principal executive offices)
                       (Zip Code)

  Issuer's telephone number,  including area code (516)868-2000

  Indicate the number of shares outstanding of each of the issuer's classes of
common   stock, as of the latest
  practicable date.
  6,640,500 SHARES ($.0025 PAR VALUE) AT SEPTEMBER 30, 1999



















                       CASTLE  HOLDING CORP.
    FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998







                               INDEX




  PART I.    FINANCIAL INFORMATION                          PAGE

  Item 1.       Financial Statements

                    Consolidated Statements of Financial Condition
        3

                    Consolidated Statements of Operations
                  4

                    Consolidated Statements of Cash Flows
                  5

                    Notes to Consolidated Financial Statements
                  7


  Item 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      8


  PART II.   OTHER INFORMATION                           11


  SIGNATURES                                             12

  EXHIBIT 27                                                  13





CASTLE HOLDING CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                        SEPTEMBER 30,        DECEMBER 31,
                                               1998                  1998
ASSETS                                                           (UNAUDITED)
Cash and cash equivalents                              $    253,243
  $    268,249
Securities owned, at market value                                26,121
               20,551
Equipment, less accumulated depreciation of
    $143,838 and $152,776  respectively                          56,014
                47,076
Equipment under capital leases, less
    accumulated depreciation of $65,241
    and $69,082, respectively                                    30,468
               29,936
Leasehold improvements, less
    accumulated amortization of
    $50,668 and $56,165, respectively
85,017                        88,045
Other assets                                                       33,077
                  40,530

Total assets                                               $    483,940
        $   494,387

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Notes payable                                       $    127,500
 $   177,500
    Accounts payable and accrued expenses                           152,911
           155,915
    Commissions payable
14,368                        24,377
    Income taxes payable
2,661                             721
    Securities sold, not yet purchased, at market                       2,983
                               -
    Obligations under capital leases
33,376                         33,270
    Loan subordinated to claims of general creditors                50,000
             50,000
       Total liabilities                                          383,799
           441,783

Commitments and contingencies                                                -
                           -

Stockholders' equity:
    Common stock, $.0025 par value; authorized
        10,000,000 shares, issued and outstanding
        5,034,400 and 5,222,400 shares, respectively
12,586                  13,056
    Additional paid - in capital                               398,334
             421,364
    Accumulated deficit                           (285,779)          (356,816)
         Total                                            125,141
          77,604
    Less stock subscriptions receivable                       (25,000)
       (25,000)

         Total stockholders' equity                          100,141
   52,604

Total liabilities and stockholders' equity             $    483,940        $
494,387
     See accompanying notes to consolidated financial statements.


                  CASTLE  HOLDING  CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                                    THREE  MONTHS
                                                          ENDED DECEMBER 31,

                                                            1998
 1997
Revenues:
    Commissions                                    $    585,638   $   423,079

    Principal transactions                                 36,865
 47,471
    Interest and dividends
  736              1,551

     Total revenues                                    623,239          472,101

Expenses:
    Commissions                                                      70,544
         56,258
    Clearing and execution costs                              167,172
 (96,188)
    Communications                                              68,338
   60,366
    Administrative compensation
         and employee benefits
   118,301          148,866
    Professional and consulting fees                                 86,885
        64,677
    Registration and regulatory fees                                 13,573
        19,291
    Occupancy                                              14,360
9,850
    Interest                                                      8,006
      4,650
    Other                                      146,757          188,824

        Total expenses
693,936          456,594

Income (loss) before provision for
      income taxes                                                  (70,697)
         15,507

Provision for (benefit from) income taxes                            340
         760

Net income (loss)                             $     (71,037)      $     14,747

Net income (loss) per share:
    Basic and diluted                              $           (.01)   $
    .00

Weighted average number of common
      shares outstanding                                   5,133,100
 4,925,100


                             See accompanying notes to consolidated financial
 statements.









                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                     THREE MONTHS ENDED
DECEMBER 31,
                                                     1998               1997

Cash flows from operating activities:
    Net income (loss)                                $ (71,037)       $  14,747
    Adjustments to reconcile net income (loss) to net cash
         provided by (used for) operating activities:
            Depreciation                                 18,276
       40,445
           Issuance of common stock for services and rent          23,500
            10,000
    Changes in assets and liabilities:
         Securities owned                                         5,570
              2,537
         Other assets                                               (7,453)
                   6,345
         Accounts payable and accrued expenses                  3,004
    (61,581)
         Commissions payable                             10,009
    5,276
         Income taxes payable                             (1,940)
        (1,425)
         Securities sold, not yet purchased                           (2,983)
            1,395

    Net cash provided by (used for) operating activities
(23,054)               17,739

Cash flows from investing activities:
    Purchases of equipment and leasehold improvements          (8,525)
    (31,860)

    Net cash used for investing activities                            (8,525)
         (31,860)

Cash flows from financing activities:
    Proceeds from issuance of notes payable                        50,000
                     -
    Repayment of note payable                                     -
    (100,204)
    Repayment of obligations under capital leases                     (3,415)
           (4,813)

    Net cash  provided by (used for) financing activities
46,585       (105,017)

Net increase (decrease)  in cash                              15,006
         (119,138)

Cash and cash equivalents, beginning of period                     253,243
   475,314

Cash and cash equivalents, end of period                        $ 268,249
 $356,176



        See accompanying notes to consolidated financial statements.








                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                            THREE MONTHS ENDED DECEMBER 31,
                                                       1998
    1997


Supplemental disclosures of cash flow information:
    Interest paid                               $    18,481         $    16,125

    Income taxes paid                                   $      2,280        $
    2,699

Schedule of non-cash operating activities:
    Issuance of common stock for services and rent                $    23,500
          $    10,000

Schedule of non-cash investing activities:
    Acquisition of equipment in connection
          with capital lease obligations                          $      3,309
           $             -

Schedule of non-cash financing activities:
     Receipt of stock subscriptions receivable in
        connection with sale of common stock                 $             -
       $             -



       See accompanying notes to consolidated financial statements.























CASTLE HOLDING CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                               (UNAUDITED)




1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of December 31, 1998 and for the three months then ended were prepared by the Registrant without audit pursuant to the rules and regulations of the Securities and
     Exchange Commission ("SEC").   Certain information and footnote
disclosures normally included in financial
     statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments to the financial
     statements have been made to present fairly the financial position,
results of operations, and cash flows.   The
     results of operations for the respective periods presented are not necessarily indicative of the results for the
     respective complete years.   The Registrant has previously filed with the
SEC a Form 10-KSB, which included
     audited financial statements for the year ended September 30, 1998.   The
financial statements contained in this
     filing should be read in conjunction with the statements and notes thereto.


2.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Registrant Castle Holding Corp. ("CHC") and
     its subsidiaries.   The principal subsidiaries of CHC are Castle
Securities Corp. ("CSC-1") and Citadel Securities
     Corp. ("CSC-2"), both securities broker-dealers.    All significant
intercompany balances and transactions have been eliminated in consolidation.



















Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Financial Condition

Total stockholders' equity decreased $47,537 from $100,141 at September
30,1998 to $52,604 at December 31, 1998.   This
decrease was due to the net loss of $71,037 for the three months ended December 31, 1998, offset by issuances of common shares to vendors for services totaling $23,500 during the three months ended December 31, 1998.

Cash and cash equivalents increased $15,006 from $253,243 at September 30,1998
to $268,249 at December 31, 1998.   This
increase was due to a $50,000 bank loan received in December 1998, offset by $23,054 cash used for operating activities, $8,525 used for investing activities, and $3,415 used for other financing activities.

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

Castle Online - A substantial portion of the Registrant's revenues are presently being derived from the Castle Online division
of CSC-1.    This division offers customers the ability to place securities
orders electronically over the internet.   Many of
its customers trade actively and engage in day trading .   The SEC and NASD
has proposed a variety of rules regarding day trading which, if implemented, may adversely affect the Registrant.


















Revenues by source - For the three months ended December 31, 1998 and 1997, revenues were derived as follows:

                                        THREE  MONTHS

        ENDED DECEMBER 31,
                                                              1998          1997
     Commissions:
         Castle Online                                                 $
481,334     $     199,506
         Active Account Program
89,332            191,959
         Other                                       14,972              31,614

         Total commissions                              585,638
423,079

     Principal transactions:
         Trading accounts
37,235              64,887
         Investment accounts                            (370)           (17,416)

         Total principal transactions                          36,865
    47,471

     Interest and dividends                                         736
        1,551

     Total revenues                              $   623,239     $     472,101

Three Months ended December 31, 1998 compared to three months ended December 31, 1997 -
Net loss for the three months ended December 31, 1998 was $71,037, or $(.01) per share, compared to net income of
$14,747, or $.00 per share, for the three months ended December 31,1997.
Total revenues increased $151,138 (32%)
and total expenses increased $237,342 (52%) in 1998 compared to 1997.
Revenues less commissions and clearing and
execution costs were $385,523 in 1998 compared to $512,031 in 1997.   In 1997,
clearing and execution costs were
reduced by $233,908 received from CSC-1's clearing agent in settlement of prior fee disputes.




















The increase in total revenues was due to $281,828 higher commissions derived from Castle Online, offset by $102,627
lower commissions derived from the Active Account Program ("AAP").   Castle
Online customer transactions increased
from 11,909 in the three months ended December 31, 1997 to 27,070 in the three months ended December 31, 1998.
 Castle Online funded customers increased from 105 at December 31, 1997 to 214 at December 31, 1998.

The source of the increase in total expenses was largely commissions ($14,286) and clearing and execution costs
($263,360).   Commissions expense increased as a result of higher revenues;
commissions expense as a percentage of
total revenues was 11% and 12% in 1998 and 1997,  respectively.   Clearing and
execution costs increased as a result
of increased Castle Online transactions in 1998 and the $233,908 settlement in 1997 (which reduced 1997 clearing and execution costs); excluding the settlement, clearing and execution costs as a percentage of total revenues was 27% and 29% in 1999 and 1998, respectively.






































                    PART  II  -  OTHER  INFORMATION




Item 1.    LEGAL PROCEEDINGS

No additional reportable legal proceedings were initiated since September 30, 1999, the filing date of Form 10-KSB for
the fiscal year ended September 30, 1998.   Reference should be made to the
Registrant's Form 10-KSB for the fiscal
year ended September 30, 1998 for the status of legal proceedings previously initiated.



Item 2.  CHANGES IN SECURITIES

(c) Equity securities of the Registrant sold by the Registrant during the quarterly period ended December 31, 1998 that were not registered under the Securities Act were:

       (1) October 5, 1998 - 108,000 shares of Common Stock, $.0025 par value were issued to
               Ratan and Michele Halder in exchange for certain lease concessions (valued at $13,500)
               to be provided the Company.   No underwriting discounts or
commissions were
               paid  in connection with this issuance.   The Registrant
claimed exemption from
               registration under Section 4 (2) of the Securities Act of 1933.

       (2) November 18, 1998 - 80,000 shares of Common Stock, $.0025 par value (valued at $10,000) were issued to Francis D. Pope, Sr. and
Francis D. Pope, Jr. in
               settlement of an arbitration proceeding brought by these two
CSC-1 customers.   No
               underwriting discounts or commission were    paid in connection
with this issuance.
               The Registrant claimed exemption from registration under
Section 4 (2) of the Securities                 Act of
1933.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits - Financial Data Schedule included as Exhibit 27.
(b)     No reports on Form 8-K were filed by the Registrant during the quarter
ended December 31,            1998.











                              SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CASTLE HOLDING CORP.



October 4, 1999                              /s/ George R. Hebert
                                        GEORGE R. HEBERT
                                        PRESIDENT

October 4, 1999                              /s/ Michael T. Studer
                                        MICHAEL T. STUDER
                                        SECRETARY - TREASURER,
                                            PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER




























EXHIBIT 27
FINANCIAL DATA SCHEDULE FOR THE FIRST QUARTER ENDED DECEMBER 31, 1998 REQUIRED PURSUANT TO ITEM 601(C) OF
REGULATION S-B

[NAME] CASTLE HOLDING CORP.
[MULTIPLIER] 1
[CURRENCY] 1
[PERIOD-TYPE] 3-MOS
[FISCAL-YEAR-END]SEP-30-1999
[PERIOD-START]OCT-01-1998
[PERIOD-END]DEC-31-1998
[EXCHANGE-RATE] 1
[CASH] 268,249
[RECEIVABLES] 0
[SECURITIES-RESALE] 0
[SECURITIES-BORROWED] 0
[INSTRUMENTS-OWNED] 20,551
[PP&E] 165,057
[TOTAL-ASSETS] 494,387
[SHORT-TERM] 177,500
[PAYABLES] 181,013
[REPOS-SOLD] 0
[SECURITIES-LOANED] 0
[INSTRUMENTS-SOLD] 0
<LONG TERM> 83,270
[COMMON] 13,056
[PREFERRED-MANDATORY] 0
[PREFERRED] 0
[OTHER-SE] 39,548
[TOTAL-LIABILITY-AND-EQUITY] 494,387
[TRADING-REVENUE] 36,865
[INTEREST-DIVIDENDS] 736
[COMMISSIONS] 585,638
[INVESTMENT-BANKING-REVENUES] 0
[FEE-REVENUE] 0
[INTEREST-EXPENSE] 8,006
[COMPENSATION] 188,845
[INCOME-PRETAX] (70,697)
[INCOME-PRE-EXTRAORDINARY] (70,697)
[EXTRAORDINARY] 0
[CHANGES] 0
[NET-INCOME] (71,037)
[EPS-BASIC] (.01)
[EPS-DILUTED] .00