Form 10QSB
period 1999-03-31
CASTLE HOLDING CORP
filed 1999-10-05
CIK 802510

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                          __________________

                             FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

Commission file number 33-37809-NY

                                                     CASTLE HOLDING CORP.

                                  .
  (Exact name of small business issuer as specified in this charter)

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



















                        CASTLE  HOLDING CORP.
      FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999







                                INDEX




PART I.    FINANCIAL INFORMATION                          PAGE

Item 1.       Financial Statements

                  Consolidated Statements of Financial Condition
      3

                  Consolidated Statements of Operations
                     4

                  Consolidated Statements of Cash Flows
                5

                  Notes to Consolidated Financial Statements
                7


Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8


PART II.   OTHER INFORMATION                           11


SIGNATURES                                             12

EXHIBIT 27                                                  13





CASTLE HOLDING          CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                        SEPTEMBER 30,   MARCH 31,
                                               1998                  1999
ASSETS                                                           (UNAUDITED)
Cash and cash equivalents                              $    253,243
  $    536,407
Securities owned, at market value                                26,121
               21,078
Equipment, less accumulated depreciation of
    $143,838 and $161,443,  respectively                              56,014
                     41,634
Equipment under capital leases, less
    accumulated depreciation of $65,241
    and $74,007, respectively                                    30,468
               43,740
Leasehold improvements, less
    accumulated amortization of
    $50,668 and $62,327, respectively                                   85,017
                       93,975
Other assets                                                       33,077
                  32,858

Total assets                                               $    483,940
        $   769,692

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Notes payable                                $    127,500      $   337,500
    Accounts payable and accrued expenses                           152,911
           197,236
    Commissions payable
14,368                        43,905
    Income taxes payable
2,661
                                                       1,089
    Securities sold, not yet purchased, at market                       2,983
                           523
    Obligations under capital leases
33,376                         47,519

    Loan subordinated to claims of general creditors                50,000
             50,000

       Total liabilities                                          383,799
           677,772

Commitments and contingencies                                                -
                           -

Stockholders' equity:
    Common stock, $.0025 par value; authorized
        10,000,000 shares, issued and outstanding
        5,034,400 and 5,782,400 shares, respectively
12,586                  14,456
    Additional paid - in capital                               398,334
             587,464
    Accumulated deficit                           (285,779)          (325,000)
         Total                                            125,141
        276,920
    Less stock subscriptions receivable                       (25,000)
     (185,000)

         Total stockholders' equity                          100,141
   91,920

Total liabilities and stockholders' equity      $    483,940        $   769,692
     See accompanying notes to consolidated financial statements.

CASTLE  HOLDING  CORP. AN      D SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                   THREE MONTHS                       SIX
MONTHS
                                                  ENDED MARCH 31,
      ENDED MARCH 31,
                                1999                  1998             1999
         1998
Revenues:
    Commissions                          $    791,492   $   375,296          $
1,377,130   $   798,375
    Principal transactions                       62,687             93,518
             99,552        140,989
    Interest and dividends                                   919
  839                    1,655            2,390

       Total revenues                          855,098          469,653
     1,478,337        941,754

Expenses:
    Commissions                                          103,713
61,853                174,257        118,111
    Clearing and execution costs               226,882          106,779
        394,054          10,591
    Communications                                 48,862            68,504
            117,200        128,870
    Administrative compensation
         and employee benefits                                    156,011
    170,117                274,312        318,983
    Professional and consulting fees                102,679            39,936
              189,564        104,613
    Registration and regulatory fees                  10,791
6,934                  24,364          26,225
    Occupancy                               16,620            11,850
       30,980          21,700
    Interest                                  9,230              4,650
         17,236            9,300
    Other                            148,126            76,092
294,883        264,916

        Total expenses                                822,914          546,715
            1,516,850     1,003,309

Income (loss) before provision for
      income taxes                                 32,184           (77,062)
             (38,513)

 (61,555)

Provision for (benefit from) income taxes                  368
285                      708            1,045

Net income (loss)                   $      31,816  $    (77,347)           $
  (39,221)  $   (62,600)

Net income (loss) per share:
    Basic and diluted                    $            .01    $          (.02)
      $           (.01)  $

   (.01)

Weighted average number of common
      shares outstanding                      5,235,700        4,978,400
      5,184,400     4,951,700



                              See accompanying notes to consolidated financial
 statements.






                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                      SIX MONTHS ENDED MARCH 31,
                                                     1999          1998

Cash flows from operating activities:
    Net income (loss)                                $(39,221)    $  (62,600)
    Adjustments to reconcile net income (loss) to net cash
         provided by (used for) operating activities:
            Depreciation                            38,030              59,091
           Issuance of common stock for services and rent         23,500
  10,000
    Changes in assets and liabilities:
         Securities owned                                        5,043
  29,571
         Other assets                                                  219
  15,908
         Accounts payable and accrued expenses           44,325        (91,196)
         Commissions payable                            29,537            3,130
         Income taxes payable                            (1,572)           (950)
         Securities sold, not yet purchased                          (2,460)
      (11,523)

    Net cash provided by (used for) operating activities                97,401
      (48,569)

Cash flows from investing activities:
    Purchases of equipment and leasehold improvements   (23,842)       (38,414)

    Net cash used for investing activities                         (23,842)
      (38,414)

Cash flows from financing activities:
    Proceeds from issuance of notes payable                     260,000
           -
    Net proceeds from sales of common stock               7,500
      -
    Repayment of note payable                          (50,000)     (100,204)
    Repayment of obligations under capital leases                    (7,895)
        (4,813)

    Net cash  provided by (used for) financing activities             209,605
    (105,017)

Net increase (decrease)  in cash                         283,164       (192,000)

Cash and cash equivalents, beginning of period             253,243      475,314

Cash and cash equivalents, end of period            $536,407    $ 283,314



        See accompanying notes to consolidated financial statements.








                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                   SIX MONTHS ENDED MARCH 31,
                                                       1999
    1998


Supplemental disclosures of cash flow information:
  Interest paid                                  $    27,886         $    16,950

    Income taxes paid                                   $      2,280        $
    1,995

Schedule of non-cash operating activities:
    Issuance of common stock for services and rent                $    23,500
          $    10,000

Schedule of non-cash investing activities:
    Acquisition of equipment in connection
          with capital lease obligations                          $    22,038
          $             -

Schedule of non-cash financing activities:
     Receipt of stock subscriptions receivable in
        connection with sale of common stock                 $  160,000
  $             -


       See accompanying notes to consolidated financial statements.





















CASTLE HOLDING CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED MARCH 31, 1999
                               (UNAUDITED)




1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of March 31, 1999 and for the three and six months then ended were prepared by the Registrant without audit pursuant to the rules and regulations of
     the Securities and Exchange Commission ("SEC").   Certain information and
footnote disclosures
     normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position, results of operations, and cash
flows.   The results of
     operations for the respective periods presented are not necessarily indicative of the results for the
     respective complete years.   The Registrant has previously filed with the
SEC a Form 10-KSB,
     which included audited financial statements for the year ended September
30, 1998.   The financial
     statements contained in this filing should be read in conjunction with the statements and notes thereto.


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























Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND                RESULTS OF OPERATIONS

Financial Condition

Total stockholders' equity decreased $8,221 from $100,141 at September 30,1998 to $91,920 at March
31, 1999.   This decrease was due to the net loss of $39,221 for the six months ended March 31, 1999,
offset by sales of common shares with net proceeds totaling $7,500 and issuances of common shares to vendors for services totaling $23,500 during the six months ended March 31,
 1999.

Cash and cash equivalents increased $283,164 from $253,243 at September 30,1998 to $536,407 at March
31, 1999.   This increase was due primarily to issuances of notes payable to two investors totaling
$260,000 (in April 1999, $250,000 of these notes payable were converted to 800,000 shares of CHC common stock).

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


















Revenues by source - For the three months and six months ended March 31, 1999 and 1998, revenues were derived as follows:

                           THREE MONTHS           SIX MONTHS
                                                             ENDED MARCH 31,
                       ENDED MARCH 31,
                                          1999             1998
  1999
          1998
     Commissions:
         Castle Online                           $  668,756      $  202,548
          $1,150,090     $     402,054
         Active Account Program               82,840          142,902
         172,172            334,861
         Other                                              39,896
29,846                     54,868              61,460

         Total commissions                  791,492          375,296
     1,377,130            798,375


     Principal transactions:
         Trading accounts                          62,077            97,548
                 99,312            162,435
         Investment accounts                            610
(4,030)                        240             (21,446)

         Total principal transactions           62,687            93,518
              99,552            140,989


     Interest and dividends                        919                 839
                  1,655                2,390

     Total revenues                    $   855,098      $  469,653
 $1,478,337     $     941,754

Six Months ended March 31, 1999 compared to six months ended March 31, 1998 - Net loss for the six months ended March 31, 1999 was $39,221, or $(.01) per share, compared to a net loss of $62,600, or $(.01) per share, for the six months ended March
31,1998.   Total revenues
increased $536,583 (57%) and total expenses increased $513,541 (51%) in 1999 compared to 1998.
 Revenues less commissions and clearing and execution costs were $910,026 in 1999 compared to
$813,052 in 1998.   In 1998, clearing and execution costs were reduced by
$266,162 received from
CSC-1's clearing agent in settlement of prior fee disputes.




















The increase in total revenues was due to $748,036 higher commissions derived from Castle Online.
Castle Online customer transactions increased from 23,025 in the six months ended March 31,1998
to 65,989 in the six months ended March 31,1999.   Castle Online funded
customers increased from
120 at March 31, 1998 to 306 at March 31, 1999.

The source of the increase in total expenses was largely commissions ($56,146), clearing and execution costs ($383,463) and professional and consulting fees ($84,951). Commissions expense increased as a result of higher revenues; commissions expense as a percentage of total revenues was
12% and 13% in 1999 and 1998,  respectively.   Clearing and execution costs
increased as a result of
increased Castle Online transactions in 1999 and the $266,162 settlement in 1998 (which reduced 1998 clearing and execution costs); excluding the settlement, clearing and execution costs as a percentage of total revenues was 27% and 29% in 1999 and 1998, respectively.

Three months ended March 31, 1999 compared to three months ended March 31,1998
- Net income
for the three months ended March 31, 1999 was $31,816, or $.01 per share, compared to a net loss of $39,221, or $(.01) per share, for the three months ended March 31, 1998. Total revenues increased $385,445 (82%) and total expenses increased $276,199 (51%).
Revenues less commissions
and clearing and execution costs were $524,503 in 1999 compared to $301,021 in
1998.   In 1998,
clearing and execution costs were reduced by $32,254 received from CSC-1's clearing agent in settlement of prior fee disputes.

The increase in total revenues was due to $466,208 higher commissions derived from Castle Online.
Castle Online customer transactions increased from 11,116 in the three months ended March 31, 1998 to 38,919 in the three months ended March 31, 1999.

The source of the increase in total expenses was primarily commissions ($41,860), clearing and execution costs ($120,103), and professional and consulting fees ($62,743). Commissions expense increased as a result of higher revenues; commissions expense as a percentage of total revenues was
12% and 13% in 1999 and 1998, respectively.   Clearing and execution costs
increased as a result of
increased Castle Online transactions in 1999; excluding the $32,254 settlement proceeds noted above, clearing and execution costs as a percentage of total revenues was 27% and 30% in 1999 and 1998, respectively.

















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



Item 2.  CHANGES IN SECURITIES

(c) Equity securities of the Registrant sold by the Registrant during the quarterly period ended March
      31, 1999 that were not registered under the Securities Act  were:

                    Title of  Number
Date of Sale        Security  Shares (1)     Purchaser(s)        Consideration

February 10, 1999   Common      40,000  Jack Wagenti        $10,000 promisory
                 Stock                            note

March 12, 1999 Common      40,000  Salvatore and       $12,500 cash
                 Stock               Katherine Messina

March 24, 1999 Common        8,000 Daniel J. Priscu(2) $2,500 promissory
               Stock                                   note

March 24, 1999 Common      98,000  George R. Hebert(2) $30,625 promissory
                 Stock                            note

March 24, 1999 Common    196,000   Michael T. Studer(2)     $61,250 promissory
                 Stock                            note

March 24, 1999 Common      40,000  Tony S. Kafeiti(3)  $12,500 promissory
                 Stock                            note

March 24, 1999 Common      40,000  Charles S. Kafeiti(3)    $12,500 promissory
                 Stock                            note

March 24, 1999 Common      98,000  Teresa M. Hebert(3) $30,625 promissory
                 Stock                            note




LEGEND

 (1)   As adjusted for the 300% stock dividend paid June 25, 1999.

 (2)   Director of Registrant

 (3)   Castle key employee

No underwriting discounts or commissions were paid in connection with any of
the above sales.   For
all of the above sales, the registrant claimed exemption from registration under section 4(2) of the
Securities Act of 1933.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits - Financial Data Schedule included as Exhibit 27.
(b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.







































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



                                        CASTLE HOLDING CORP.



October 4, 1999                              /s/ George R. Hebert
                                        GEORGE R. HEBERT
                                        PRESIDENT

October 4, 1999                              /s/ Michael T. Studer
                                        MICHAEL T. STUDER
                                        SECRETARY - TREASURER,
                                            PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER


























EXHIBIT 27
FINANCIAL DATA SCHEDULE FOR THE SECOND QUARTER ENDED MARCH 31, 1999 REQUIRED PURSUANT TO
ITEM 601(C) OF REGULATION S-B

[NAME] CASTLE HOLDING CORP.
[MULTIPLIER] 1
[CURRENCY] 1
[PERIOD-TYPE] 3-MOS
[FISCAL-YEAR-END]SEP-30-1999
[PERIOD-START]JAN-01-1999
[PERIOD-END]MAR-31-1999
[EXCHANGE-RATE] 1
[CASH] 536,407
[RECEIVABLES] 0
[SECURITIES-RESALE] 0
[SECURITIES-BORROWED] 0
[INSTRUMENTS-OWNED] 21,078
[PP&E] 179,349
[TOTAL-ASSETS] 769,692
[SHORT-TERM] 337,500
[PAYABLES] 242,230
[REPOS-SOLD] 0
[SECURITIES-LOANED] 0
[INSTRUMENTS-SOLD] 523
<LONG TERM> 87,519
[COMMON] 14,456
[PREFERRED-MANDATORY] 0
[PREFERRED] 0
[OTHER-SE] 77,464
[TOTAL-LIABILITY-AND-EQUITY] 769,692
[TRADING-REVENUE] 62,687
[INTEREST-DIVIDENDS] 99
[COMMISSIONS] 791,492
[INVESTMENT-BANKING-REVENUES] 0
[FEE-REVENUE] 0
[INTEREST-EXPENSE] 9,230
[COMPENSATION] 259,724
[INCOME-PRETAX] 32,184
[INCOME-PRE-EXTRAORDINARY] 32,184
[EXTRAORDINARY] 0
[CHANGES] 0
[NET-INCOME] 31,816
[EPS-BASIC] .01
[EPS-DILUTED] .01