Form 10QSB
period 1999-06-30
CASTLE HOLDING CORP
filed 1999-10-05
CIK 802510

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                         __________________

                            FORM 10-QSB

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended JUNE 30, 1999

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



















                       CASTLE  HOLDING CORP.
      FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999







                               INDEX




  PART I.    FINANCIAL INFORMATION                          PAGE

  Item 1.       Financial Statements

                    Consolidated Statements of Financial Condition
        3

                    Consolidated Statements of Operations
                       4

                    Consolidated Statements of Cash Flows
                  5

                    Notes to Consolidated Financial Statements
                  7


  Item 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      8


  PART II.   OTHER INFORMATION                           11


  SIGNATURES                                             12

  EXHIBIT 27                                                  13






               CASTLE HOLDING CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                  SEPTEMBER 30,                  JUNE 30,

                     1998                              1999
  ASSETS
                                       (UNAUDITED)

   Cash and cash equivalents                              $    253,243
    $    583,156
  Securities owned, at market value                                26,121
                 36,881
  Equipment, less accumulated depreciation of
      $143,838 and $170,133  respectively                          56,014
                  35,807
  Equipment under capital leases, less
      accumulated depreciation of $65,241
      and $80,493, respectively                                    30,468


70,045
  Leasehold improvements, less
      accumulated amortization of
      $50,668 and $69,319, respectively                                   85,017
                         98,367
  Other assets                                                       33,077
                    59,126

  Total assets                                               $    483,940
          $   883,382

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
       Notes payable                                       $    127,500      $
    87,500
      Accounts payable and accrued expenses                           152,911
             205,534
      Commissions payable
14,368                          62,855
      Income taxes payable
2,661                            1,442
      Securities sold, not yet purchased, at market                       2,983
                          1,031
      Obligations under capital leases
33,376                           73,630
      Loan subordinated to claims of general creditors                50,000
               50,000

         Total liabilities                                          383,799
             481,992

  Commitments and contingencies                                                -
                             -

  Stockholders' equity:
      Common stock, $.0025 par value; authorized
          10,000,000 shares, issued and outstanding
          5,034,400 and 6,606,400 shares, respectively
12,586                    16,516
      Additional paid - in capital                               398,334
               841,404
      Accumulated deficit                           (285,779)          (271,530)
           Total                                            125,141

                                                                        586,390
      Less stock subscriptions receivable                       (25,000)
       (185,000)

           Total stockholders' equity                          100,141
   401,390

  Total liabilities and stockholders' equity     $    483,940      $   883,382

    See accompanying notes to consolidated financial statements.


                  CASTLE  HOLDING  CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                     THREE MONTHS                      NINE
MONTHS
                                                    ENDED JUNE 30,
      ENDED JUNE 30,
                                  1999                  1998             1999
         1998
  Revenues:
      Commissions                          $    861,180   $   429,765          $
2,238,310     $1,228,140
      Principal transactions                     185,882         63,676
        285,434        204,665
      Interest and dividends                                2,089
   753                    3,744            3,143

         Total revenues                       1,049,151          494,194
      2,527,488     1,435,948

  Expenses:
      Commissions                                          212,278
69,368                  386,535        187,479
      Clearing and execution costs               220,598          124,209
          614,652        134,800
      Communications                                 42,227            52,924
              159,427        181,794
      Administrative compensation
           and employee benefits                                    236,203
      141,784                510,515        460,767
      Professional and consulting fees                109,394            51,009
                298,958        155,622
      Registration and regulatory fees                    3,559
3,965                    27,923          30,190
      Occupancy                               16,420            11,593
         47,400          33,293
      Interest                                  7,666              4,495
           24,902          13,795
      Other                            146,183          136,920
441,066          401,836

          Total expenses                                994,528          596,267
              2,511,378     1,599,576

  Income (loss) before provision for
        income taxes                                 54,623         (102,073)
                16,110       (163,628)

  Provision for (benefit from) income taxes               1,153
951                    1,861            1,996

  Net income (loss)                   $      53,470  $  (103,024)       $
14,249     $  (165,624)

  Net loss per share:
      Basic and diluted                    $            .01    $          (.02)
        $            .00   $          (.03)

  Weighted average number of common
        shares outstanding                      6,323,700         4,978,400
        5,564,178     4,960,600



                See accompanying notes to consolidated financial statements.




                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    Nine Months Ended June 30,
                                                       1999          1998

  Cash flows from operating activities:
      Net income (loss)                                $ 14,249     $(165,624)
      Adjustments to reconcile net income (loss) to net cash
           provided by (used for) operating activities:
       Depreciation                                60,198              77,859
             Issuance of common stock for services and rent         59,500
    10,000
      Changes in assets and liabilities:
           Securities owned                                     (10,760)
    10,916
           Other assets                                            (26,049)
    23,073
   Accounts payable and accrued expenses               52,623        (48,129)
   Commissions payable                            48,487              617
    Income taxes payable                            (1,219)           (189)
      Securities sold, not yet purchased                          (1,952)
           3,852

      Net cash provided by (used for) operating activities              195,077
        (87,625)

  Cash flows from investing activities:
Purchases of equipment and leasehold improvements       (38,089)       (38,414)

      Net cash used for investing activities                         (38,089)
        (38,414)

  Cash flows from financing activities:
      Proceeds from issuance of notes payable                       60,000
    50,000
      Net proceeds from sales of common stock           227,500
      -
 Repayment of notes  payable                           (100,000)      (100,204)
      Repayment of obligations under capital leases                  (14,575)
        (15,572)

      Net cash  provided by (used for) financing activities             172,925
        (65,776)

 Net increase (decrease)  in cash                      329,913       (191,815)

  Cash and cash equivalents, beginning of period           253,243      475,314

  Cash and cash equivalents, end of period              $583,156    $ 283,499



        See accompanying notes to consolidated financial statements.











                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                     Nine Months Ended June 30,
                                                         1999
      1998


  Supplemental disclosures of cash flow information:
      Interest paid                       $    29,728         $    13,795

      Income taxes paid                                   $      3,080        $
      2,185

  Schedule of non-cash operating activities:
      Issuance of common stock for services and rent                $    59,500
            $    10,000

  Schedule of non-cash investing activities:
      Acquisition of equipment in connection
            with capital lease obligations                          $    54,829
            $    43,873

  Schedule of non-cash financing activities:
       Receipt of stock subscriptions receivable in
          connection with sale of common stock                 $  160,000
    $             -










       See accompanying notes to consolidated financial statements.




















CASTLE HOLDING CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED JUNE 30, 1999
                               (UNAUDITED)




  1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

       The consolidated financial statements as of June 30, 1999 and for the
three   and nine months
       then ended were prepared by the Registrant without audit pursuant to the
rules   and regulations of the Securities
       and Exchange Commission ("SEC").   Certain information and footnote
disclosures   normally included in
       financial statements prepared in accordance with generally accepted
accounting   principles have been
       condensed or omitted pursuant to such rules and regulations.  In the
opinion   of management, all necessary
       adjustments to the financial statements have been made to present fairly
the   financial position, results of
       operations, and cash flows.   The results of operations for the
respective   periods presented are not necessarily
       indicative of the results for the respective complete years.   The
Registrant   has previously filed with the SEC
       a Form 10-KSB, which included audited financial statements for the year
ended   September 30, 1998.   The
       financial statements contained in this filing should be read in
conjunction   with the statements and notes
       thereto.


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























  Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

  Financial Condition

  Total stockholders' equity increased $301,249 from $100,141 at September
30,1998   to $401,390 at June 30, 1999.   This
  increase was due primarily to sales of common shares with net proceeds
totaling   $227,500 and issuances of common
  shares to vendors for services totaling $59,500 during the nine months ended
June   30, 1999.

  Cash and cash equivalents increased $329,913 from $253,243 at September
30,1998   to $583,156 at June 30, 1999.
  This increase was due primarily to the $227,500 net proceeds from the sales of
common   shares noted above, a  $52,623
  increase in accounts payable and accrued expenses, and a $48,487 increase in
commissions   payable.

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


















  Revenues by source - For the three months and nine months ended June 30, 1999
and   1998 revenues were derived
  as follows:

                             THREE MONTHS           NINE MONTHS
                                                               ENDED JUNE 30,
                         ENDED JUNE 30,
                                            1999             1998
    1999             1998
       Commissions:
           Castle Online                           $  728,652      $  282,035
            $1,878,742     $     684,089
           Active Account Program             103,790          125,658
          275,962            460,519
           Other                                              28,738
22,072                       83,606              83,532

           Total commissions                  861,180          429,765
       2,238,310         1,228,140

       Principal transactions:
           Trading accounts                        186,178            63,207
                285,490            225,642
           Investment accounts                          (296)                469
                            (56)           (20,977)

           Total principal transactions         185,882            63,676
             285,434            204,665

       Interest and dividends                     2,089                 753
                   3,744                3,143

       Total revenues                    $1,049,151      $  494,194
$2,527,488       $  1,435,948

  Nine Months ended June 30, 1999 compared to nine months ended June 30, 1998 - Net income for the nine months ended June 30, 1999 was $14,249, or $.00 per
share,   compared to a net loss of
  $165,624, or $(.03) per share, for the nine months ended June 30,1998.   Total
revenues   increased $1,091,540
  (89%) and total expenses increased $911,802 (57%) in 1999 compared to 1998.
Revenues   less commissions and
  clearing and execution costs were $1,526,301 in 1999 compared to $1,113,669 in
1998.     In 1998, clearing and
  execution costs were reduced by $266,162 received from CSC-1's clearing agent
in   settlement of prior fee disputes.




















  The increase in total revenues was due to $1,194,653 higher commissions
derived   from Castle Online. Castle
  Online customer transactions increased from 38,999 in the nine months ended
June   30,1998 to 110,862 in the nine
  months ended June 30,1999.   Castle Online funded customers increased from 140
at   6/30/98 to 364 at 6/30/99.

  The source of the increase in total expenses was largely commissions
($199,056)   and clearing and execution costs
  ($479,852).   Commissions expense increased as a result of higher revenues;
commissions   expense as a percentage
  of total revenues was 15% and 13% in 1999 and 1998,  respectively.   Clearing
and   execution costs increased as
  a result of increased Castle Online transactions in 1999 and the $266,162
settlement   in 1998 (which reduced 1998
  clearing and execution costs); excluding the settlement, clearing and
execution   costs as a percentage of total
  revenues was 24% and 28% in 1999 and 1998, respectively.

  Three months ended June 30, 1999 compared to three months ended June 30,1998 -
Net   income for the three
  months ended June 30, 1999 was $53,470, or $.01 per share, compared to a net
loss   of $103,024, or $(.02) per
  share, for the three months ended June 30, 1998.   Total revenues increased
$554,957   (112%) and total expenses
  increased $398,261 (67%).   Revenues less commissions and clearing and
execution   costs were $616,275 in 1999
  compared to $300,617 in 1998.

  The increase in total revenues was due to $446,617 higher commissions derived
from   Castle Online and $122,206
  higher revenues from principal transactions.   Castle Online customer
transactions   increased from 15,974 in the
three months ended June 30, 1998 to 44,873 in the three months ended June 30, 1999.

  The source of the increase in total expenses was primarily commissions
($142,910),   clearing and execution costs
  ($96,389), and administrative compensation and employee benefits ($94,419).
Commissions   expense increased
  as a result of higher revenues; commissions expense as a percentage of total
revenues   was 20% and 14% in 1999
  and 1998, respectively; the higher percentage was due to a higher proportion
of   revenues derived from principal
  transactions (where the commissions payout percentages are higher) in 1999
compared   to 1998.   Clearing and
  execution costs increased as a result of increased Castle Online transactions
in   1999; clearing and execution costs
as a percentage of total revenues was 21% and 25% in 1999 and 1998, respectively.



















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



  Item 2.  CHANGES IN SECURITIES

  (c)  Equity securities of the Registrant sold by the Registrant during the
quarterly   period  ended June        30, 1999
  that were not registered under the Securities Act  were:

         (1)   April 5, 1999 - 800,000 shares of Common Stock, $.0025 par value
were   sold at a price
                of $.3125 per share ($250,000) to Plymouth Partners, L.P.
Except   for a $25,000 finder's                 fee
paid to Five Flags Incorporated, no underwriting discounts or commissions were
                 paid  in connection with this sale.   The Registrant claimed
exemption   from registration
                 under Rule 504 of Regulation D of the Securities Act of 1933.

         (2)   May 7, 1999 - 24,000 shares of Common Stock, $.0025 par value
were   issued to Equities
Magazine LLC in exchange for certain specified advertising (valued at $36,000)
 to
                 be provided the Registrant.   No underwriting discounts or
commission   were
                 paid in connection with this issuance.  The Registrant claimed
exemption   from
                 registration under Section 4 (2) of the Securities Act of 1933.

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits - Financial Data Schedule included as Exhibit 27.
  (b)     No reports on Form 8-K were filed by the Registrant during the quarter
ended   June 30, 1999.











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



                                          CASTLE HOLDING CORP.



  October 4, 1999                              /s/ George R. Hebert
                                          GEORGE R. HEBERT
                                          PRESIDENT

  October 4, 1999                              /s/ Michael T. Studer
                                          MICHAEL T. STUDER
                                          SECRETARY - TREASURER,
                                              PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER




























  EXHIBIT 27
  FINANCIAL DATA SCHEDULE FOR THE THIRD QUARTER ENDED JUNE 30, 1999 REQUIRED
PURSUANT   TO ITEM 601(C) OF
  REGULATION S-B

  [NAME] CASTLE HOLDING CORP.
  [MULTIPLIER] 1
  [CURRENCY] 1
  [PERIOD-TYPE] 3-MOS
  [FISCAL-YEAR-END]SEP-30-1999
  [PERIOD-START]APR-01-1999
  [PERIOD-END]JUN-30-1999
  [EXCHANGE-RATE] 1
  [CASH] 583,156
  [RECEIVABLES] 0
  [SECURITIES-RESALE] 0
  [SECURITIES-BORROWED] 0
  [INSTRUMENTS-OWNED] 36,881
  [PP&E] 204,219
  [TOTAL-ASSETS] 883,382
  [SHORT-TERM] 87,500
  [PAYABLES] 269,831
  [REPOS-SOLD] 0
  [SECURITIES-LOANED] 0
  [INSTRUMENTS-SOLD] 1,031
  <LONG TERM> 123,630
  [COMMON] 16,516
  [PREFERRED-MANDATORY] 0
  [PREFERRED] 0
  [OTHER-SE] 384,874
  [TOTAL-LIABILITY-AND-EQUITY] 883,382
  [TRADING-REVENUE] 185,882
  [INTEREST-DIVIDENDS] 2,089
  [COMMISSIONS] 861,180
  [INVESTMENT-BANKING-REVENUES] 0
  [FEE-REVENUE] 0
  [INTEREST-EXPENSE] 7,666
  [COMPENSATION] 448,481
  [INCOME-PRETAX] 54,623
  [INCOME-PRE-EXTRAORDINARY] 54,623
  [EXTRAORDINARY] 0
  [CHANGES] 0
  [NET-INCOME] 53,470
  [EPS-BASIC] .01
  [EPS-DILUTED] .01