Form 10QSB/A
period 1999-03-31
CASTLE HOLDING CORP
filed 1999-10-08
CIK 802510

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







                                INDEX




PART I.    FINANCIAL INFORMATION                                      PAGE

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition            3

              Consolidated Statements of Operations                     4

              Consolidated Statements of Cash Flows                     5

              Notes to Consolidated Financial Statements                7


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8


PART II.   OTHER INFORMATION                                           11


SIGNATURES                                                             12

EXHIBIT 27                                                             13





CASTLE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        SEPTEMBER 30,    MARCH 31,
                                        1998             1999
ASSETS
                                                         (UNAUDITED)
Cash and cash equivalents               $253,243         $536,407
Securities owned, at market value         26,121           21,078
Equipment, less accumulated depreciation
of $143,838 and $161,443,  respectively   56,014           41,634
Equipment under capital leases, less
  accumulated depreciation of $65,241
  and $74,007, respectively               30,468           43,740
Leasehold improvements, less
  accumulated amortization of
  $50,668 and $62,327, respectively       85,017           93,975
Other assets                              33,077           32,858

Total assets                            $483,940         $769,692

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                         $127,500          $337,500
  Accounts payable and accrued expenses  152,911           197,236
  Commissions payable                     14,368            43,905
  Income taxes payable                     2,661             1,089
  Securities sold, not yet purchased,
    at market                              2,983               523
  Obligations under capital leases        33,376            47,519

  Loan subordinated to claims of
    general creditors                     50,000            50,000

       Total liabilities                 383,799           677,772

Commitments and contingencies                  -                 -

Stockholders' equity:
 Common stock, $.0025 par value;
 authorized 10,000,000 shares,
 issued and outstanding 5,034,400 and
 5,782,400 shares, respectively            12,586           14,456
 Additional paid - in capital             398,334          587,464
 Accumulated deficit                     (285,779)        (325,000)
   Total                                  125,141          276,920
 Less stock subscriptions receivable      (25,000)        (185,000)

     Total stockholders' equity           100,141           91,920

Total liabilities and
  stockholders' equity                   $483,940         $769,692

     See accompanying notes to consolidated financial statements.


CASTLE  HOLDING  CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED)

                                          THREE MONTHS          SIX MONTHS
                                  ENDED MARCH 31,       ENDED MARCH 31,
                                  1999       1998       1999       1998
Revenues:
  Commissions                     $791,492   $375,296   $1,377,130   $798,375
  Principal transactions            62,687     93,518       99,552    140,989
  Interest and dividends               919        839        1,655      2,390

    Total revenues                 855,098    469,653    1,478,337    941,754

Expenses:
  Commissions                      103,713     61,853      174,257    118,111
  Clearing and execution costs     226,882    106,779      394,054     10,591
  Communications                    48,862     68,504      117,200    128,870
  Administrative compensation
    and employee benefits          156,011    170,117      274,312    318,983
  Professional and consulting fees 102,679     39,936      189,564    104,613
  Registration and regulatory fees  10,791      6,934       24,364     26,225
  Occupancy                         16,620     11,850       30,980     21,700
  Interest                           9,230      4,650       17,236      9,300
  Other                            148,126     76,092      294,883    264,916

    Total expenses                 822,914    546,715    1,516,850  1,003,309

Income (loss) before provision for
  income taxes                      32,184    (77,062)     (38,513)   (61,555)

Provision for (benefit from)
 income taxes                          368        285          708      1,045

Net income (loss)                  $31,816   $(77,347)    $(39,221)  $(62,600)

Net income (loss) per share:
  Basic and diluted                   $.01      $(.02)       $(.01)     $(.01)

Weighted average number of common
  shares outstanding             5,235,700   4,978,400   5,184,400  4,951,700


  See accompanying notes to consolidated financial statements.






                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                  SIX MONTHS ENDED MARCH 31,
                                                     1999          1998

Cash flows from operating activities:
  Net income (loss)                                  $(39,221)     $(62,600)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used for)
   operating activities:
     Depreciation                                      38,030        59,091
     Issuance of common stock for services and rent    23,500        10,000
Changes in assets and liabilities:
  Securities owned                                      5,043        29,571
  Other assets                                            219        15,908
  Accounts payable and accrued expenses                44,325       (91,196)
  Commissions payable                                  29,537         3,130
  Income taxes payable                                 (1,572)         (950)
  Securities sold, not yet purchased                   (2,460)      (11,523)

 Net cash provided by (used for) operating activities   97,401       (48,569)

Cash flows from investing activities:
  Purchases of equipment and leasehold improvements    (23,842)      (38,414)

  Net cash used for investing activities               (23,842)      (38,414)

Cash flows from financing activities:
  Proceeds from issuance of notes payable              260,000             -
  Net proceeds from sales of common stock                7,500             -
  Repayment of note payable                            (50,000)     (100,204)
  Repayment of obligations under capital leases         (7,895)       (4,813)

  Net cash  provided by (used for) financing
    activities                                         209,605      (105,017)

Net increase (decrease) in cash                        283,164      (192,000)

Cash and cash equivalents, beginning of period         253,243       475,314

Cash and cash equivalents, end of period              $536,407      $283,314


        See accompanying notes to consolidated financial statements.








                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                   SIX MONTHS ENDED MARCH 31,
                                                    1999          1998
Supplemental disclosures of cash flow information:
  Interest paid                                    $ 27,886       $ 16,950

  Income taxes paid                                $  2,280       $  1,995

Schedule of non-cash operating activities:
  Issuance of common stock for services and rent   $ 23,500       $ 10,000

Schedule of non-cash investing activities:
  Acquisition of equipment in connection
   with capital lease obligations                   $ 22,038       $      -

Schedule of non-cash financing activities:
  Receipt of stock subscriptions receivable in
   connection with sale of common stock             $160,000       $      -

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























Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND                RESULTS OF OPERATIONS

Financial Condition

Total stockholders' equity decreased $8,221 from $100,141 at September 30,1998
to $91,920 at March 31, 1999.   This decrease was due to the net loss of
$39,221 for the six months ended March 31, 1999, offset by sales of common shares with net proceeds totaling $7,500 and issuances of common shares to vendors for services totaling $23,500 during the six months ended March 31,1999.

Cash and cash equivalents increased $283,164 from $253,243 at September
30,1998 to $536,407 at March 31, 1999.   This increase was due primarily to
issuances of notes payable to two investors totaling $260,000
(in April 1999, $250,000 of these notes payable were converted to 800,000 shares of CHC common stock).

Results of Operations

General - Substantial positive and negative fluctuations can occur in the Registrant's business due to a variety of factors, including variations in the market value of securities, the volatility and liquidity of
trading markets, and the level of market activity.    As a result, net income
and revenues in any particular period may not be representative of full-year results and may varysignificantly from year to year and from
quarter to quarter.   In addition, results of operations have been in the past
and may in the future continue to be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level and volatility of interest rates, the valuation of securities positions and investments, and legislative and regulatory developments, as well as the size, number and timing of transactions. The Registrant's results of operations also may be materially affected by competitive factors and its ability to attract and retain highly skilled individuals.

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


















Revenues by source - For the three months and six months ended March 31, 1999 and 1998, revenues were derived as follows:

                                   THREE MONTHS           SIX MONTHS
                                   ENDED MARCH 31,        ENDED MARCH 31,
                                  1999         1998      1999         1998
Commissions:
  Castle Online                  $668,756     $202,548  $1,150,090    $402,054
  Active Account Program           82,840      142,902     172,172     334,861
  Other                            39,896       29,846      54,868      61,460

  Total commissions               791,492      375,296   1,377,130     798,375


Principal transactions:
  Trading accounts                 62,077       97,548      99,312     162,435
  Investment accounts                 610       (4,030)        240     (21,446)

  Total principal transactions     62,687       93,518      99,552     140,989


Interest and dividends                919          839       1,655       2,390

  Total revenues                 $855,098     $469,653  $1,478,337    $941,754

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

(c) Equity securities of the Registrant sold by the Registrant during the quarterly period ended March 31, 1999 that were not registered under the Securities Act were:

                    Title of  Number
Date of Sale        Security  Shares (1)  Purchaser(s)      Consideration

February 10, 1999   Common    40,000      Jack Wagenti      $10,000 promisory
                    Stock                                           note

March 12, 1999      Common    40,000      Salvatore and     $12,500 cash
                    Stock                 Katherine Messina

March 24, 1999      Common     8,000      Daniel J.Priscu(2) $2,500 promissory
                    Stock                                           note

March 24, 1999      Common    98,000      George R.Hebert(2)$30,625 promissory
                    Stock                                           note

March 24, 1999      Common   196,000     Michael T.Studer(2)$61,250 promissory
                    Stock                                           note

March 24, 1999      Common    40,000     Tony S. Kafeiti(3) $12,500 promissory
                    Stock                                           note

March 24, 1999      Common    40,000    Charles S.Kafeiti(3)$12,500 promissory
                    Stock                                           note

March 24, 1999      Common    98,000     Teresa M. Hebert(3)$30,625 promissory
                    Stock                                           note



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