Form 10QSB/A
period 1999-06-30
CASTLE HOLDING CORP
filed 1999-10-08
CIK 802510

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


                  SEPTEMBER 30,                  JUNE 30

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


                  CASTLE  HOLDING  CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                               THREE MONTHS               NINE MONTHS
                                ENDED JUNE 30,          ENDED JUNE 30,
                                  1999     1998             1999     1998
  Revenues:
    Commissions                  $861,180   $429,765   $2,238,310   $1,228,140
    Principal transactions        185,882     63,676      285,434      204,665
    Interest and dividends          2,089        753        3,744        3,143

      Total revenues            1,049,151    494,194    2,527,488    1,435,948

  Expenses:
    Commissions                   212,278     69,368      386,535      187,479
    Clearing and execution costs  220,598    124,209      614,652      134,800
    Communications                 42,227     52,924      159,427      181,794
    Administrative compensation
      and employee benefits       236,203    141,784      510,515      460,767
    Professional and consulting
      fees                        109,394     51,009      298,958      155,622
    Registration and regulatory
      fees                          3,559      3,965       27,923       30,190
    Occupancy                      16,420     11,593       47,400       33,293
    Interest                        7,666      4,495       24,902       13,795
    Other                         146,183    136,920      441,066      401,836

      Total expenses              994,528    596,267    2,511,378    1,599,576

  Income (loss) before provision for
    income taxes                   54,623   (102,073)      16,110     (163,628)

  Provision for (benefit from)
    income taxes                    1,153        951        1,861        1,996

  Net income (loss)             $  53,470  $(103,024)    $ 14,249   $ (165,624)

  Net loss per share:
    Basic and diluted               $ .01     $ (.02)      $  .00      $  (.03)

  Weighted average number of
 common shares outstanding      6,323,700   4,978,400   5,564,178    4,960,600



                See accompanying notes to consolidated financial statements.



                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                   Nine Months Ended June 30,
                                                    1999              1998
  Cash flows from operating activities:
      Net income (loss)                            $ 14,249          $(165,624)
      Adjustments to reconcile net income (loss)
        to net cash provided by (used for)
        operating activities:
          Depreciation                               60,198             77,859
             Issuance of common stock for services
               and rent                              59,500             10,000
  Changes in assets and liabilities:
      Securities owned                              (10,760)            10,916
      Other assets                                  (26,049)            23,073
      Accounts payable and accrued expenses          52,623            (48,129)
      Commissions payable                            48,487                617
      Income taxes payable                           (1,219)              (189)
      Securities sold, not yet purchased             (1,952)             3,852

  Net cash provided by (used for)
    operating activities                            195,077            (87,625)

  Cash flows from investing activities:
    Purchases of equipment and leasehold
      improvements                                  (38,089)           (38,414)

    Net cash used for investing activities          (38,089)           (38,414)

  Cash flows from financing activities:
    Proceeds from issuance of notes payable          60,000             50,000
    Net proceeds from sales of common stock         227,500                  -
    Repayment of notes  payable                    (100,000)          (100,204)
    Repayment of obligations under capital leases   (14,575)           (15,572)

    Net cash  provided by (used for) financing
      activities                                    172,925            (65,776)

  Net increase (decrease)  in cash                  329,913           (191,815)

  Cash and cash equivalents, beginning of period    253,243            475,314

  Cash and cash equivalents, end of period         $583,156           $283,499


        See accompanying notes to consolidated financial statements.









                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                     Nine Months Ended June 30,
                                                        1999          1998
  Supplemental disclosures of cash flow information:
      Interest paid                                     $29,728       $13,795

      Income taxes paid                                 $ 3,080       $ 2,185

  Schedule of non-cash operating activities:
      Issuance of common stock for services and rent    $59,500       $10,000

  Schedule of non-cash investing activities:
      Acquisition of equipment in connection
        with capital lease obligations                  $54,829       $43,873

  Schedule of non-cash financing activities:
      Receipt of stock subscriptions receivable in
        connection with sale of common stock            $160,000      $     -






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

  Castle Online - A substantial portion of the Registrant's revenues are
presently   being derived from the Castle
  Online division of CSC-1.    This division offers customers the ability to
place   securities orders electronically over
  the internet.   Many of its customers trade actively and engage in day
 trading.     The SEC and NASD has proposed a
  variety of rules regarding day trading which, if implemented, may adversely
affect   the Registrant.




  Revenues by source - For the three months and nine months ended June 30, 1999
and   1998 revenues were
  derived as follows:

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                      JUNE 30,                JUNE 30,
                                    1999        1998        1999        1998
Commissions:
  Castle Online                    $ 728,652   $ 282,035   $1,878,742  $ 684,089
  Active Account Program             103,790     125,658      275,962    460,519
  Other                               28,738      22,072       83,606     83,532

  Total commissions                  861,180     429,765    2,238,310  1,228,140

Principal transactions:
  Trading accounts                   186,178      63,207      285,490    225,642
  Investment accounts                   (296)        469          (56)  (20,977)

  Total principal transactions       185,882      63,676      285,434    204,665

Interest and dividends                 2,089         753        3,744      3,143

Total revenues                    $1,049,151    $494,194   $2,527,488 $1,435,948

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