Form 10KSB/A
period 1998-09-30
CASTLE HOLDING CORP
filed 1999-10-12
CIK 802510

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-KSB/A

[X]Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of
   1934

   For the Fiscal Year Ended September 30, 1998

[ ]Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of
   1934 for the transition
    period from _____________ to ____________


                            Commission File Number 33-37809-NY

              Castle Holding Corp.
 (Name of Small Business Issuer in its Charter)


                Nevada                                 77-0121957
(State or Other Jurisdiction of Incorporation)
                                             (I.R.S.Employer Identification No.)

       45 Church Street, Suite 25,                           11520
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

                               PART I

  ITEM 1. DESCRIPTION OF BUSINESS

  Castle Holding Corp. (The "Company" or the "Registrant") is a holding Company
  incorporated   in Nevada on June 13, 1986.  The Company conducts substantially all of its business through two subsidiaries, Castle Securities Corp. ("Castle" or "CSC-1") and Citadel Securities Corp. ("Citadel" or CSC-2"). Castle was incorporated in New York on December 7, 1984 and operates as a broker-dealer in securities. Its business activities include the underwriting
  and brokerage of fixed income and equity securities.   Citadel was
  incorporated in New York on April 11, 1991 and also operates as a broker-
  dealer in securities.  Citadel   makes markets in Nasdaq, OTC  Bulletin
  Board and "Pink Sheet" securities, has no retail customers, and conducts business exclusively with other broker-dealers.

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

Revenues By Source
  For the years ended September 30, 1998 and 1997, revenues were derived as follows:

                                           Years Ended September 30,
                                               1998       1997
  Commissions:
      Castle Online                           $1,017,136  $  337,693
      Active Account Program                     541,840   2,840,864
      Other stocks and bonds                      86,941     185,235
      Mutual funds                                13,527      16,127
      Total commissions                        1,659,444   3,379,919
  Principal transactions:
      Trading accounts                           257,701     303,878
      Investment account                         (21,931)     20,229
      Total principal transactions               235,770     324,107
  Investment banking:
      Equities underwriting and other fees             -      38,485
      Designated commissions-
          municipal bond offerings                     -       9,775
      Total investment banking                         -      48,260
  Investment management                                -           -
  Interest and dividends                           4,485      10,984
  Total revenues                              $1,899,699  $3,763,270

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

  RECENT SALES OF UNREGISTERED SECURITIES

  Equity securities of the Registrant sold by the Registrant during the three fiscal years ended September 30, 1998 that were not registered under the Securities Act were:

                    Title of  Number
Date of Sale        Security  Shares(1)  Purchaser(s)     Consideration

July 30, 1997       Common    400,000    CALP             $ 50,000 Cash
                    Stock

August 27, 1997     Common     80,000    Glenn            $ 10,000 Promissory
                    Stock                Perkins(2)                Note

August 27, 1997     Common     80,000    Frank            $ 10,000 Promissory
                    Stock                Ferraro(2)                Note

September 26, 1997  Common     80,000    Thomas           $  5,000 Cash Plus
                    Stock                Shaughnessy(2)      5,000 Promissory
                                                                   Note

September 26, 1997  Common    240,000    CALP             $ 30,000 Cash
                    Stock

September 26, 1997  Common    320,000    CHC Deferred     $ 40,000 Cash
                    Stock                Compensation Plan

November 15, 1997   Common     80,000    Ratan Halder      Lease Concession
                    Stock                                  Valued at $ 10,000

September 4, 1998   Common     56,000    Equities          Advertising
                    Stock                Magazine, LLC     Valued at $21,000


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

  On December 31, 1997, Castle advised the NASD that it would no longer make markets and would conduct only activities requiring net capital of $5,000.

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

  SCARANO & TOMARO, P. C                          125 Michael Drive, Suite 101
   Certified Public Accountants & Consultants     Syosset, New York 11791
                                                                  516-364-0300
                                                              Fax:516-364-3003



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






  Scarano & Tomaro, P.C.
  Syosset, New York
  February 11, 1998

           CASTLE HOLDING CORP. AND SUBSIDIARIES
       Consolidated Statements of Financial Condition
                                               September 30,
                                               1998            1997
  Assets
  Cash in bank and with clearing broker       $   253,243     $    475,314
  Securities owned, at market value                26,121           49,986
  Equipment, less accumulated
      depreciation of $143,838 and $87,040,
      respectively                                 56,014           56,894
  Equipment under capital leases, less
      accumulated depreciation of $65,241
      and $35,997, respectively                    30,468           15,839
  Leasehold improvements, less
      accumulated amortization of
      $50,668 and $26,631, respectively            85,017           94,130
  Other assets                                     33,077           57,219
  Total assets                                $   483,940     $    749,382

  Liabilities and Stockholders' Equity

  Liabilities:
    Accounts payable and accrued expenses     $   152,911      $    214,365
    Commissions payable                            14,368            15,454
    Income taxes payable                            2,661             2,660
    Securities sold, not yet purchased,
     at market                                      2,983            14,662
    Obligations under capital leases               33,376            18,678
    Note payable - clearing agent                       -           100,204
    Notes payable - related parties               127,500            77,500
    Loan subordinated to claims of general
     creditors                                     50,000            50,000

      Total liabilities                           383,799           493,523

 Commitments and contingencies (Note 11)

 Stockholders' equity:
   Common stock, $.0025 par value; authorized
   10,000,000 shares, issued and outstanding
   5,034,400 and 4,898,400 shares, respectively    12,586            12,246
   Additional paid - in capital                   398,334           367,674
   Accumulated deficit                           (285,779)         ( 99,061)
     Total                                        125,141           280,859
   Less: stock subscriptions receivable           (25,000)          (25,000)

     Total stockholders' equity                   100,141           255,859

 Total liabilities and stockholders' equity    $  483,940        $  749,382

         See accompanying notes to consolidated financial statements.

          CASTLE  HOLDING  CORP. AND SUBSIDIARIES
           Consolidated Statements of Operations


                                          Year Ended September 30,
                                          1998             1997
  Revenues:
    Commissions                           $1,659,444       $3,379,919
    Principal transactions                   235,770          324,107
    Investment banking                             -           48,260
    Interest and dividends                     4,485           10,984

      Total revenues                       1,899,699        3,763,270

  Expenses:
    Commissions                              247,985          636,896
    Clearing costs                           201,169        1,222,409
    Communications and selling               401,837          804,085
    Administrative compensation
     and employee benefits                   586,421          742,479
    Professional and consulting fees         195,624           94,207
    Registration and regulatory fees          31,827           57,790
    Occupancy                                 45,143          149,700
    Interest                                  27,276           27,864
    Other                                    345,812          283,145
      Total expenses                       2,083,094        4,018,575

  Loss before provision for income taxes    (183,395)        (255,305)
  Provision for (benefit from) income taxes    3,323          (21,468)

Net loss                                  $ (186,718)      $ (233,837)

Net loss per share:
  Basic and diluted                       $     (.04)      $     (.06)
  Weighted average number of common
    shares outstanding                     4,976,400        3,782,912


     See accompanying notes to consolidated financial statements.


             CASTLE HOLDING CORP. AND SUBSIDIARIES
  Consolidated Statements  of Changes in Stockholders' Equity
        For the Years Ended September 30, 1998 and 1997

                                                  (Accum-
                                                   ulated    Stock      Total
                       Common Stock     Additional Deficit)  Sub-       Stock-
                     $.0025 Par Value   Paid-in    Retained  scription  holders'
                    Shares      Amount  Par Value  Earnings  Receivable Equity

Balances,
September 30, 1996
                    3,664,000    $9,160  $216,460  $134,776  $     -  $360,396
Issuance of  common
 shares to employees
 in December 1996
 and charged to
 operations            34,400        86     4,214         -        -     4,300

Sales of common
  shares in July,
  August, and
  September 1997 at
  $ .125 per share  1,200,000     3,000   147,000         -  (25,000) 125,000
Net loss                    -         -         -  (233,837)       - (233,837)

Balances,
 September
 30, 1997           4,898,400    12,246   367,674   (99,061) (25,000) 255,859
Issuance of  common
 shares to lessor in
 November 1997 and
 charged to
 operations            80,000       200     9,800         -        -   10,000

Issuance of  common
 shares to advertiser
 in September 1998
 and charged to
 operations            56,000       140    20,860         -        -   21,000

Net loss                    -         -         -  (186,718)       - (186,718)

Balances,
September
30, 1998            5,034,400  $ 12,586  $398,334 $(285,779)$(25,000) $100,141

       See accompanying notes to consolidated financial statements.

             CASTLE HOLDING CORP. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows

                                                   Year  Ended  September  30,
                                                     1998           1997
Cash flows from operating activities:
  Net  loss                                         $ (186,718)      $ (233,837)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used for) operating
   activities:
     Depreciation                                       88,039          107,337
     Issuance of common stock for services and rent     31,000            4,300
  Changes in assets and liabilities:
     Securities owned                                   23,865           20,881
     Other assets                                       24,142          (28,837)
     Accounts payable and accrued expenses             (61,454)         (21,173)
     Commissions payable                                (1,086)         (92,625)
     Income taxes payable                                    1          (28,417)
     Securities sold, not yet purchased                (11,679)          14,601
  Net cash used for operating activities               (93,890)        (257,770)

Cash flows from investing activities:
  Purchases of equipment and leasehold improvements    (48,802)         (76,386)

  Net cash used for investing activities               (48,802)         (76,386)
Cash flows from financing activities:
  Proceeds from issuance of notes payable               50,000           70,000
  Proceeds from sales of common stock                        -          125,000
  Repayment of notes payable                          (100,204)         (35,156)
  Repayment of obligations under capital leases        (29,175)         (17,359)

  Net cash (used for) provided by financing activities (79,379)         142,485

Net decrease in cash                                  (222,071)        (191,671)

 Cash, beginning of year                               475,314          666,985

 Cash, end of year                                  $  253,243       $  475,314

  See accompanying notes to consolidated financial statements.



             CASTLE HOLDING CORP. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows


                                                     Year Ended September 30,
                                                     1998            1997
 Supplemental disclosures of cash flow information:
   Interest paid                                     $ 20,163     $ 27,864

   Income taxes paid                                 $  3,207     $  6,949

Schedule of non-cash operating activities:
   Issuance of common stock for services and rent    $ 31,000     $  4,300

Schedule of non-cash investing activities:
  Acquisition of computer equipment in connection
   with capital lease obligations                    $ 43,873     $      -

Schedule of non-cash financing activities:
  Issuance of stock subscriptions receivable in
   connection with sale of common stock              $      -     $ 25,000

  See accompanying notes to consolidated financial statements.

             CASTLE HOLDING CORP. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997


1.GENERAL

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Basis of presentation - The consolidated financial statements include the accounts of CHC and its fifteen subsidiaries (collectively, the "Company"). CHC's principal operating subsidiaries are Castle Securities Corp. ("CSC-1"), incorporated in the state of New York on December 7, 1984 and a securities broker-dealer headquartered in Freeport, New York and Citadel Securities Corp. (" CSC-2 " ), incorporated in the state of New York on April 11, 1991 and also a securities broker-dealer and, since April 1996, market maker in NASDAQ, OTC Bulletin Board, and "Pink Sheets" securities from its office in Freeport, New York.

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

 11. U Trade Inc. (100 % owned) (incorporated in New York November 17, 1997) - inactive at September 30, 1998.

 12. Java Trader, Inc. (100%) owned (incorporated in Nevada March 10, 1999) - inactive at September 30, 1998.

 13. Long Island Web TV.com Corp. (100% owned) (incorporated in New York September 22, 1999( - inactive at September 30, 1998.

 All significant intercompany balances and transactions have been eliminated in consolidation.



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

                CASTLE HOLDING CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
            For the Years Ended September 30, 1998 and 1997




3. SECURITIES OWNED AT MARKET VALUE AND SECURITIES SOLD, NOT YET PURCHASED

                                                       September 30,
                                                    1998           1997
 Securities owned at market value consist of:
   Trading accounts:
     Corporate equities - listed on Nasdaq Stock
      Market                                        $  1,188       $  1,095
     Corporate equities - listed on OTC Bulletin
      Board                                           20,753         21,033

        Total trading accounts                        21,941         22,128

   Investment accounts                                 4,180         27,858

        Totals                                      $ 26,121       $ 49,986

 Securities sold, not yet purchased consist of:

   Trading accounts:
     Corporate equities - listed on Nasdaq Stock
      Market                                        $  2,983       $    995
     Corporate equities - listed on OTC Bulletin
      Board                                                -         13,667

   Totals                                           $  2,983       $ 14,662


4. NOTE PAYABLE - CLEARING AGENT

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

                      CASTLE HOLDING CORP. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                  For the Years Ended September 30, 1998 and 1997




5. NOTES  PAYABLE - RELATED PARTIES

                                                         September 30,
                                                    1998           1997
 Notes payable consist of:

 Note payable to officer, interest at 12% paid
  annually, due on demand                           $  22,500      $  22,500
 Note payable to affiliate of officer, interest
  at 12% paid annually, due on demand                  50,000              -
 Note payable to The OTC Equity Fund, Inc. ("OEF"),
  interest at 12% paid annually, due on demand         55,000         55,000

 Totals                                              $127,500      $  77,500




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

        CASTLE HOLDING CORP. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997




 At September 30, 1998, the aggregate future minimum remaining lease payments under noncancellable capital lease agreements were as follows:

     Year Ended
     September 30,                                        Amount
     1999                                               $ 20,136
     2000                                                 21,814

     Total                                                41,950

     Less amount representing interest                    (8,574)

     Net present value of capital lease obligations     $ 33,376




7. LOAN  FROM  RELATED PARTY SUBORDINATED  TO  CLAIMS OF GENERAL CREDITORS

   On September 6, 1995, CSC-2 executed a loan agreement with OEF, a corporation whose secretary is also the president of CHC, whereby OEF advanced $50,000 to CSC-2. The $50,000 subordinated loan payable bears interest at 12% per annum payable annually each September 30 and is due on September 30, 2001.

   The loan is pursuant to an agreement filed with the NASD and is permitted in computing net capital under the Securities and Exchange Commission's Uniform Net Capital Rule (see note 8). To the extent that such borrowing is used by CSC-2 for continued compliance with minimum net capital rules, said loan will not be repaid.

8. INCOME TAXES

   CHC files a consolidated income tax return with its subsidiaries for federal reporting purposes. CHC and its subsidiaries file separate income tax returns for state reporting purposes.

                 CASTLE HOLDING CORP. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
             For the Years Ended September 30, 1998 and 1997




 The provisions for income taxes consist of:
                                             Year Ended September 30,
                                             1998            1997
   Current:
   Federal                                   $       -       $(18,197)
   State                                         3,323         (3,271)
   Total                                         3,323        (21,468)

 Deferred:
   Federal                                     (55,622)       (46,566)
   State                                       (16,894)       (14,143)
   Valuation allowance                          72,516         60,709
   Total                                             -              -

 Total provision for (benefit from) income
  taxes                                       $  3,323       $(21,468)

 A reconciliation of the computed expected income tax expense to the provision for income taxes follows:

   Computed Federal income tax at 34%         $(61,366)      $(86,804)
   State income taxes (benefit) less Federal
    income tax benefit                         (11,150)       (15,772)
   Change in valuation allowance                72,516         60,709
   Utilization of lower income tax brackets          -         11,750
   Minimum state income tax                      3,323          3,339
   Other - net                                       -          5,310

 Total provision for (benefit from) income
  taxes                                       $  3,323       $(21,468)




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

10.RELATED PARTY TRANSACTIONS

   Capital contributions - In July 1997 and September 1997, CHC sold 640,000 shares of common stock to a limited partnership, which a CHC subsidiary acts as general partner for, at a price of $ .125 per share. In September 1997, CHC sold 320,000 shares of common stock to CHC's deferred compensation plans for the benefit of CHC's president (160,000 shares) and CHC's treasurer (160,000 shares) at a price of $ .125 per share. In August 1997 and September 1997, CHC sold 240,000 shares of common stock to three key CSC-1 employees (80,000 shares each) at a price of $ .125 per share; $5,000 was paid in cash and the remaining $25,000 of the purchase price was paid by delivery of subscription notes due CHC on March 31, 2000, as extended.

   Expense allowance - For the years ended September 30, 1998 and 1997, the Company paid $42,000 and $48,000, respectively, to its president and treasurer for accountable expenses pursuant to an agreement with the Company.

11.COMMITMENTS  AND  CONTINGENCIES

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

             CASTLE HOLDING CORP. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997




Rent expense under all operating leases consisted of:
                                      Year Ended September 30,
                                       1998             1997
Headquarters office space              $  45,143        $  38,700
Branches' office space                         -          111,000
Autos and equipment                       98,464           85,737
Totals                                 $ 143,607        $ 235,437

At September 30, 1998, the aggregate future minimum lease payments under noncancellable operating lease agreements are as follows:

Year Ended          Headquarters   Autos and
September 30,       Office Space   Equipment       Totals
1999                $  53,358      $  79,744       $ 133,102
2000                   29,840         49,611          79,451
2001                   27,600          7,022          34,622
2002                   27,600              -          27,600
2003                    2,300              -           2,300
Thereafter                  -              -               -

Totals              $ 140,698      $ 136,377       $ 277,075




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

             CASTLE HOLDING CORP. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and 1997




On October 6, 1994, the NASD Market Surveillance Committee (the "MSC") commenced a disciplinary proceeding against CSC-1, its president, and two former registered representatives. The Complaint alleges violations of Article III, Sections 1, 4, 18, and 27 of the Association's Rules of Fair Practice and
Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. After a hearing on June 20, 1995, the MSC, in its Decision dated February 7, 1996, fined CSC-1 and its president jointly and severally $25,000 and ordered them to make restitution to specified customers totaling approximately $10,000. CSC-1 and its president appealed the Decision to the National Business Conduct Committee (the "NBCC") of the NASD and a hearing of the appeal was held on June 7, 1996. In its Amended Decision dated October
21, 1996, the NBCC affirmed the fines and restitution order. On November 15, 1996, CSC-1 and its president appealed the NBCC Amended Decision to the SEC.
On January 7, 1998, the SEC affirmed the NBCC Amended Decision. On May 18, 1998, the SEC denied CSC-1's Motion for Reconsideration filed January 21, 1998. On February 5, 1998 and June 15, 1998, CSC-1 and its president filed petitions for review of the SEC actions to the Second Circuit of the United States Court of Appeals, which matters are pending.

CSC-1 has also been named as defendant in one arbitration case and other CHC subsidiaries have also been named as defendants in civil cases arising in the
ordinary course of business.   With respet to the arbitration, the matter was
settled in November 1998 (see note 13B). With respect to the civil cases, the Company believes that it has meritorious defenses to these actions and intends to vigorously contest them.

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

12. CONCENTRATION  OF  CREDIT  RISK

In the normal course of business, CSC-1 executes as agent transactions on behalf of customers and CSC-2 executes principal transactions with other broker-dealers. If the agency or principal transactions do not settle because of failure to perform by either the customer or the counterparty, CSC-1 or CSC-2 may be obligated to discharge the obligation of the nonperforming party and, as a result, may incur a loss if the market value of the securities are diffrent from the contract amount of the transactions.

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

B. Litigation

On November 18, 1998, CSC-1 paid $10,000 to two customers in settlement of an arbitration proceeding brought by the customers. Also as part of the settlement, CHC issued the customers 80,000 restricted shares of common stock valued at $10,000 and a 90 day option to acquire an additional 2000,000 shares of CHC common stock at a price of $.25 per share (which option was not exercised).

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

On May 7, 1999, CHC issued an advertiser 24,000 shares of CHC common stock in exchange for certain specified advertising (valued at $36,000) to be provided the Company.




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

                           PART  III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS

(a)  The directors of the Registrant are:

Director:
Name                   Age    Other Offices Held    Since

Daniel J. Priscu       77     Chairman              1987

George R. Hebert       55     President             1987

Michael T. Studer      49     Secretary, Treasurer  1987

Each director will hold office until the next annual meeting of shareholders (expected to be held in March 2000) and until their successors have been elected and qualified.


    The executive officers of the Registrant are:

Officer:
Name                   Age    Other Offices Held    Since

Daniel J. Priscu       77     Chairman              1987

George R. Hebert       55     President             1987

Michael T. Studer      49     Secretary, Treasurer  1987

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



ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by the Company during the years ended September 30, 1996, 1997 and 1998 to each executive officer and director of the Company:

                                    Annual     Deferred Comp-  All Other
Name and Principal Position  Year   Salary     ensation Plan   Compensation

George R. Hebert, President  1998   $44,200(2) $        -      $ 21,000 (1)
                             1997    44,200(3)          -        24,000 (1)
                             1996    44,200        18,000        24,000 (1)

Michael T. Studer,           1998    44,200             -        21,000 (1)
Secretary/Treasurer          1997    44,200             -        24,000 (1)
                             1996    44,200        18,000        24,000 (1)

Daniel Priscu, Chairman      1998         -             -           400 (2)
of the Board                 1997         -             -           400 (2)
                             1996         -             -           400 (2)

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

Name and Address                     Amount and Nature        Percent of
of Beneficial Owner                  of Beneficial Owner (1)  Class

Daniel J. Priscu                     49,600                    0.7%
4555 Blackstone Drive
Indianapolis, Indiana 46237

George R. Hebert                  1,965,300                   29.6%
183 Gordon Place
Freeport, NY 11520

Michael T. Studer                 1,929,600                   29.1%
410 McDermott Road
Rockville Centre, NY 11570

Plymouth Partners, LP               533,500                    8.0%
10826 Omaha Trace
Union, KY 41091

All executive officers and
directors as a group (3 persons)  3,944,500                   59.4%

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

Signature             Title                    Date



                      Chairman of the Board    October 4, 1999
Daniel J. Priscu      of Directors



/s/ George R. Hebert  President, Director      October 4, 1999
George R. Hebert



/s/ Michael T. Studer Secretary, Treasurer,    October 4, 1999
Michael T. Studer     Principal Financial
                      and Accounting
                      Officer, Director

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

          10.2*  Promissory Note dated December 10, 1992 issued to RKS Financial
                 Group, Inc. (Form 8-K dated December 10, 1992)

          10.3*  Amendment (dated December 15, 1992) to Promissory Note dated
                 December 10, 1992 (Form 8-K dated December 10, 1992)

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




     October 4, 1999




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

     As a partner in the former firm of Scarano & Tomaro, P.C., I have read the Company's statements included under Item 8 of its Form 10-KSB dated October 4, 1999 and agree with such statements.


                       Very truly yours,

                       /S/ Anthony Tomaro

                       Anthony Tomaro, CPA
                       Partner

     AT:cmr

Exhibit No. 22 - Subsidiaries of the Registrant
Castle Holding Corp.
Form 10-KSB  for  the  fiscal  year  ended  September 30, 1998

 1.  Castle Securities Corp. (New York)
 2.  Citadel Capital Corp. (Delaware)
 3.  Beverage King, Ltd. (Delaware)
 4.  Citadel Securities Corp. (New York)
 5.  Meroke Capital Corp. (New York)
 6.  Castle Trucking Corp. (New York)
 7.  Castle Advisors Inc. (New York)
 8.  Sparta Holding Corp. (New York)
 9.  Wall Street Indians, Ltd (New York)
10.  Chinamer International Corp. (Nevada)
11.  Galaxynet Inc. (New York)
12.  Rocketnet Inc. (Nevada)
13.  U Trade Inc. (New York)

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

EXHIBIT 99.2

Index to Consolidated Financial Statements - Years Ended September 30, 1996 and 1995

Description                                                   Page No.

Index to Consolidated Financial Statements                    F-1

Auditors' Opinion                                             F-2

Consolidated Statements of Financial Condition,
September 30, 1996 and 1995                                   F-3

Consolidated Statements of Net Income,
Years Ended September 30, 1996 and 1995                       F-4

Consolidated Statements of Changes in Stockholders' Equity,
Years Ended September 30, 1996 and 1995                       F-5

Consolidated Statements of Cash Flows,
Years Ended September 30, 1996 and 1995                       F-6

Notes to Consolidated Financial Statements,
Years Ended September 30, 1996 and 1995                       F-7


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






     Scarano & Tomaro, P.C.
     Syosset, New York
     February 11, 1998

             CASTLE HOLDING CORP. AND SUBSIDIARIES
         Consolidated Statements of Financial Condition

                                                              September  30,
                                                    1996            1995
Assets

Cash in bank and with clearing broker               $666,985        $1,009,459
Securities owned                                      70,867            67,745
Equipment, less accumulated depreciation of
  $32,558 and $26,670, respectively                   96,685            85,470
Equipment under capital leases, less
  accumulated depreciation of $18,719
  and $1,440, respectively                            33,117            50,396
Leasehold improvements, less
  accumulated amortization of
  $13,094 and $2,300, respectively                    68,012            48,080
Other assets                                          28,382            18,002

Total assets                                        $964,048        $1,279,152

Liabilities and Stockholders' Equity

Liabilities:
  Notes payable                                     $142,860        $  158,119
  Accounts payable and accrued expenses
    including cash overdrafts of $0 and
    $19,134, respectively                            235,538           313,289
  Commissions payable                                108,079           394,983
  Income taxes payable                                31,077            19,970
  Securities sold not yet purchased                       61             5,625
  Obligations under capital leases                    36,037            50,720
  Loan subordinated to claims of general creditors    50,000            50,000
    Total liabilities                                603,652           992,706

  Commitments and contingencies (Note 9)                   -                 -

Stockholders' equity:
  Common stock, $.0025 par value; authorized
    10,000,000 shares, issued and outstanding
    458,000 and 458,000 shares, respectively           1,145             1,145
  Additional paid  in capital                        224,475           224,475
  Retained earnings                                  134,776            60,826

    Total stockholders' equity                       360,396           286,446

Total liabilities and stockholders' equity          $964,048        $1,279,152
  See accompanying notes to consolidated financial statements.


               CASTLE  HOLDING  CORP. AND SUBSIDIARIES
                Consolidated Statements of Net Income

                                                 Year Ended September 30,
                                                 1996                1995
Revenues:
  Commissions                                    $ 7,888,828         $ 9,151,580
  Principal transactions                             262,672              61,570
  Investment banking                                  36,426              73,750
  Interest and dividends                              22,117              14,852

   Total revenues                                  8,210,043           9,301,752

Expenses:
  Commissions                                      2,868,544           3,525,213
  Clearing costs                                   2,553,159           2,707,752
  Communications and selling                         896,589           1,079,129
  Administrative compensation
    and employee benefits                            925,068             746,753
  Professional and consulting fees                   150,256             111,904
  Registration and regulatory fees                    48,571              43,106
  Occupancy                                          205,708             331,293
  Interest                                            30,588              13,531
  Other                                              427,356             633,742

   Total expenses                                  8,105,839           9,192,423

Income before income taxes                           104,204             109,329

Provision for income taxes                            30,254              29,800

Net income                                        $   73,950          $   79,529

Net income per common share                       $      .16          $      .17

Weighted average number of common
  shares outstanding                                 458,000             456,750



         See accompanying notes to consolidated financial statements.



                  CASTLE HOLDING CORP. AND SUBSIDIARIES
       Consolidated Statements of Changes in Stockholders' Equity
             For the Years Ended September 30, 1996 and 1995


                                                            Retained
                     Common Stock        Additional  Earnings      Total
                     $.0025 Par Value    Paid in     (Accumulated  Stockholders'
                     Shares    Amount    Capital     Deficit)      Equity
Balances, September
 30, 1994            453,000   $1,133    $223,237    $(18,703)     $205,667

Value of 5,000
  common shares
  issued to
  employees and
  charged to
  operations           5,000       12       1,238           -         1,250

Net income                 -        -           -      79,529        79,529

Balances, September
 30, 1995            458,000    1,145     224,475      60,826       286,446

Net income                 -        -           -      73,950        73,950

Balances, September
 30, 1996            458,000   $1,145    $224,475    $134,776      $360,396

      See accompanying notes to consolidated financial statements.






                 CASTLE HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows

                                                    Year Ended September 30,
                                                    1996              1995
Cash flows from operating activities:
  Net income                                        $   73,950        $79,529
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                       49,892         42,728
     Value of 5,000 common shares issued to
      employees and charged to operations                    -          1,250
  Changes in assets and liabilities:
    Securities owned                                    (3,122)       (37,369)
    Other assets                                       (10,380)          (279)
    Accounts payable and accrued expenses              (72,246)       114,297
    Commissions payable                               (286,904)       245,215
    Income taxes payable                                11,107         13,734
    Securities sold not yet purchased                   (5,564)         4,334

  Net cash provided by operating activities           (243,267)       463,439
Cash flows from investing activities:
  Purchases of equipment, equipment under
   capital leases, and leasehold improvements          (69,265)      (107,521)

  Net cash used for investing activities               (69,265)      (107,521)
Cash flows from financing activities:
  Proceeds from issuance of notes payable               50,000        100,000
  Obligations under capital leases                           -         51,836
  Proceeds from issuance of loan subordinated
   to claims of general creditors                            -         50,000
  Repayment of notes  payable                          (65,259)       (19,381)
  Repayment of obligations under capital leases        (14,683)        (1,116)

  Net cash  provided by (used for) financing activities(29,942)       181,339
Net increase (decrease) in cash                       (342,474)       537,257
Cash, beginning of year                              1,009,459        472,202
Cash, end of year                                   $  666,985     $1,009,459
Supplemental disclosure of cash flow information:
  Interest paid                                     $   24,588     $   13,531
  Income taxes paid                                 $    6,302     $   11,066
Supplemental disclosures of noncash investing and
 financing activities:
  Retirement of fully depreciated assets and
   related accumulated depreciation                 $  (48,300)    $  (91,348)
  Loan subordinated to claims of general creditors
  repaid by return of secured demand note receivable$        -     $   50,000

              See accompanying notes to consolidated financial statements.

          CASTLE HOLDING CORP. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
      For the Years Ended September 30, 1996 and 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include Castle Holding Corp. ("CHC") and its twelve subsidiaries (collectively, the "Company"). CHC is a holding company which was incorporated in Nevada on June 13, 1986. CHC's principal operating subsidiary, Castle Securities Corp. ("CSC"), is a securities broker-dealer headquartered in Freeport, New York with three branch offices in Garden City, New York, Melville, New York, and Glendale, California. Another Subsidiary, Citadel Securities Corp. ("CSC-2"), is also a securities broker-dealer and, since April 1996, has made markets in Nasdaq and OTC Bulletin Board securities from its office in Freeport, New York. All significant intercompany balances and transactions have been eliminated in consolidation.

The other ten (10) subsidiaries of CHC are:

   1. Citadel Capital Corp. (incorporated in Delaware March 29, 1988) - inactive at December 31, 1996.

   2. Beverage King, Ltd. (incorporated in Delaware January 2, 1990) - subleases automobiles to other CHC subsidiaries.

   3. Meroke Capital Corp. (incorporated in New York October 7, 1992) - subleased office space to CSC-1 and others to August 31, 1995;
          inactive at December 31, 1996.

   4. Castle Trucking Corp. (incorporated in New York May 4, 1993) - provided transportation services to business customers to September 15, 1993; inactive at December 31, 1996.

   5. Castle Advisors Inc. (incorporated in New York December 23, 1993) - acts as general partner for a limited partnership in the business of securities investment.

   6. Sparta Holding Corp. (incorporated in Nevada December 23, 1993) - inactive at December 31, 1996.

   7. Wall Street Indians, Ltd. (incorporated in New Yrok May 27, 1994) - since August 1995, has provided office services to CSC-1 and others.

   8.     Chinamer International Corp. (incorporated in Nevada October 18, 1994)
          - inactive at December 31, 1996.

   9. Galaxynet Inc. (incorporated in Nevada December 15, 1995) - provides marketing and communications services to CSC-1.

  10. Rocketnet Inc. (incorporated in Nevada December 20, 1995) - provides marketing and communications services to CSC-1.

Business concentration - For the years ended September 30, 1996 and 1995, approximately 91% and 94% respectively, of the Company's revenues were derived from customer transactions in securities listed on the NASDAQ Stock Market executed by Company registered representatives using NASDAQ's Small Order Execution System ("SOES") and Select Net ("SNET") automated systems.

           CASTLE HOLDING CORP. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
      For the Years Ended September 30, 1996 and 1995




Revenue recognition - Securities transactions (and related revenue and expense, including commissions revenue and commissions expense) are recorded on a settlement date basis, which is generally three business days after trade
date.   Revenues and expenses on a trade date basis are not materially different from revenues and expenses on a settlement date basis. Investment banking revenue is recorded when earned.

Use of estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make
estimates and assumptions that affect the amounts   reported in the financial
statements and accompanying notes.   Actual results could differ from those
estimates.

Financial instruments - Except for equipment, equipment under capital leases, leasehold improvements, and other assets, which are carried at net cost on the consolidated statements of financial condition, the estimated fair value of all assets and liabilities approximate their carrying amounts.

Cash in bank and with clearing broker - At September 30, 1996, CSC-1 had
$202,055 cash in one bank in   excess of the federally insured amount and
$48,175 cash held at its clearing agent not covered by SIPC insurance and CSC-2 had $33,531 cash in one bank in excess of the federally insured amount and $25,956 cash held at its clearing agent not covered by SIPC insurance.

Securities owned and securities sold, not yet purchased - Marketable securities are valued at market and unrealized gains and losses are reflected in income. Securities for which no ready market exists are valued at estimated fair value as determined by the Board of Directors.

Equipment, equipment under capital leases, and leasehold improvements - Equipment, equipment under capital leases, and leasehold improvements are stated at cost. Equipment, and equipment under capital leases are depreciated using the straight - line method over the estimated useful lives of the
respective assets, generally three to seven years.   Leasehold improvements
are amortized over the respective remaining lease terms on a straight - line basis.

Income taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting
For Income Taxes".   Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the
differences are expected to reverse.   Current income taxes are based on the
year's income taxable for Federal and State income reporting purposes. Deferred income taxes, if any, reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes.

Net income per common share - Net income per common share is computed using the weighted average number of common shares outstanding during the period.

           CASTLE HOLDING CORP. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
      For the Years Ended September 30, 1996 and 1995




2.  SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned consist of:                           September 30,
                                                    1996           1995

Trading account:
  Corporate stocks and warrants -
   listed on NASDAQ Stock Market                    $  4,900       $  3,830
  Corporate stocks and warrants-
   listed on OTC Bulletin Board                       42,545          7,573

  Total trading account                               47,445         11,403

  Investment accounts                                 23,422         56,342

  Total                                             $ 70,867       $ 67,745


Securities sold not yet purchased consist of:

Trading account:
  Corporate stocks and warrants -
   listed on NASDAQ Stock Market                    $     61       $  5,625
  Corporate stocks and warrants -
   listed on OTC Bulletin Board                            -              -

  Totals                                            $     61       $  5,625


3. NOTES PAYABLE

Notes payable consist of:                                September 30,
                                                     1996         1995
  Note payable to officer, interest at 12%
   paid annually, due on demand                      $ 22,500     $ 22,500
  Note payable to The OTC Equity Fund, Inc.
   ("OEF"), interest at 12% paid annually, due
   on demand                                           55,000       55,000
  Note payable to CSC-1 and CSC-2 clearing
   agent, interest at 9%, due in monthly
   installments of $4,568 through January 1998         65,360       80,619

  Totals                                              $142,860    $158,119

           CASTLE HOLDING CORP. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
      For the Years Ended September 30, 1996 and 1995



4. OBLIGATIONS UNDER CAPITAL LEASES
   In September 1995, a CHC subsidiary executed a lease agreement to lease certain equipment valued at $51,836 for a term of three years at a monthly rental of $1,845. The CHC subsidiary has an option to purchase the leased equipment at the end of the term for $1. At September 30, 1996, the aggregate future minimum remaining lease payments under noncancellable capital lease agreements are:

      Year Ended
      September 30,                     Amount
      1997                              $ 22,134
      1998                                20,290

      Total                               42,424

      Less amount representing interest   (6,387)

      Obligations under capital leases  $ 36,037


5. LOAN FROM RELATED PARTY SUBORDINATED TO CLAIMS
   OF GENERAL CREDITORS

   On May 31, 1994, CSC-2 received a secured demand note receivable from The
   OTC  Equity Fund, Inc. ("OEF"), a corporation which owns the remaining 1%
   of CSC-2 and whose secretary is also the president of CHC.   Simultaneously
   with obtaining the note receivable, CSC-2 issued a promissory note to OEF
   which was subordinated to claims of any general creditors of CSC-2.   On
   September 6, 1995, CSC-2 and OEF terminated the May 31, 1994 agreement and, accordingly, CSC-2 returned the secured demand note receivable and underlying collateral to the lender.

   On September 6, 1995, CSC-2 executed a new loan agreement with OEF and OEF advanced $50,000 cash to CSC-2. The $50,000 subordinated loan payable bears
   interest at 12% per annum and is due to OEF on September 30, 1999.   The
   initial interest accrual commenced October 1, 1995 and is payable on September 30, 1996 and annually thereafter.

   The loan is pursuant to an agreement filed with the NASD and is permitted in computing net capital under the Securities and Exchange Commission's
   Uniform Net Capital Rule (see note 7).   To the extent  that such borrowing
   is used by CSC-2 for continued compliance with minimum net capital rules, said loan will not be repaid.

6. INCOME TAXES

    CHC files a consolidated income tax return with its subsidiaries for federal reporting purposes. CHC and its subsidiaries file separate income tax returns for state reporting purposes.

           CASTLE HOLDING CORP. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
      For the Years Ended September 30, 1996 and 1995



The provisions for income taxes consist of:
                                              Year Ended
                                              September 30,
                                              1996           1995
Current:
  Federal                                      $ 20,292       $ 18,911
  State                                           9,962         10,889
  Total                                          30,254         29,800

Deferred:
  Federal                                             -              -
  State                                               -              -
  Valuation allowance                                 -              -
  Total                                               -              -

Total provision for income taxes              $  30,254       $ 29,800

A reconciliation of the computed expected income tax expense to the provision for income taxes follows:

Computed Federal income tax at 34%             $ 35,429       $ 37,172
Utilization of net operating loss carryforward        -         (4,652)
State income taxes - net of Federal income tax
 benefit                                          6,575          7,187
Utilization of lower federal income tax
 brackets                                       (11,750)       (11,750)
Other - net                                           -          1,843

Total provision for income taxes               $ 30,254       $ 29,800


7. NET CAPITAL REQUIREMENTS

   As broker-dealers, CSC-1 and CSC-2 are subject to the Securities and Exchange
   Commission  Uniform Net Capital Rule (the "Rule").   The Rule requires the
   maintenance of minimum net capital and requires that the ratio of aggregate indebtedness, as defined, to net capital, as defined, not exceed 15 to 1.
   At September 30, 1996, CSC-1 had net capital of $144,028, which was $44,028 in excess of its required net capital of $100,000, and CSC-2 had net capital of $224,810, which was $124,810 in excess of its required net capital of $100,000.

8. RELATED PARTY TRANSACTIONS

   Office space - CSC-1 rents its executive office space from another CHC subsidiary. In addition to furnished space, CSC-1 receives communications
   and other office services and supplies.   For the years ended September 30,
   1995 and 1996, CSC-1 paid this CHC subsidiary $547,000 and $570,000, respectively, for rent and office services under this agreement, which has been eliminated in consolidation.

   Selling expense - The Company provides financial and other support to a non-profit organization whose officers and directors are also officers and
   directors of CHC.   For the years ended September 30, 1995 and 1996, the
   Company paid this non-profit organization $69,000 and $18,000, respectively, for expenses relating to an anticipated bond offering. Since such offering has not yet commenced, the Company has expensed all such costs.

          CASTLE HOLDING CORP. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
      For the Years Ended September 30, 1996 and 1995

Deferred compensation plan - CHC has adopted a nonqualified deferred compensation plan for key employees. In the year ended September 30, 1995,
CHC paid a total of $20,000 ($9,000 for CHC's president, $9,000 for CHC's treasurer, and $2,000 for CSC-1's compliance officer) to separate CHC bank
accounts for the benefit of the respective employees.   In the year ended
September 30, 1996, CHC paid a total of $42,000 ($18,000 for CHC's president, $18,000 for CHC's treasurer and $6,000 for CSC-1's compliance officer) to these accounts. These payments were expensed and included in other expenses in the consolidated statements of net income.


COMMITMENTS AND CONTINGENCIES
Operating leases - The Company leases its autos and equipment under
noncancellable operating lease   agreements which expire between February 1997
and August 2000.   The leases covering the executive space   provide for renewal
options that extend to October 2002.   Pursuant to several verbal sublease
agreements,   CSC-1 rents office space for its three branches on a month to month basis.

Rent expense under all operating leases consisted of :

                                     Year Ended September 30,
                                     1996            1995
Executive office space               $  38,113       $  44,888
Branches' office space                 195,696         286,406
Autos and equipment                     75,380          57,754

Total                                $ 309,189       $ 389,048
</TOTAL>

At September 30, 1996, the aggregate future minimum remaining lease payments under noncancellable operating lease agreements are:

Year Ended          Office              Autos and
September 30,       Space               Equipment       Total
1996                $ 34,463            $  71,914       $ 106,377
1997                  37,200               40,227          77,427
1998                   3,100               13,789          16,889
1999                       -                4,835           4,835
2000                       -                3,657           3,657

Total               $ 74,763            $ 134,422       $ 209,185

Litigation - On September 13, 1994,the United States Securities and Exchange Commission filed a civil action against CSC-1, its president, a former
registered representative, and eight other defendants.   The action alleges
violations of Sections 5(a) and (c), and 17(a) of the Securities Act of 1933, Sections 10(b) and 15c of the Securities Exchange Act of 1934 and Rules 10b-3,
10b-5, 10b-6, and 15c1-2 thereunder.   The complaint seeks injunctive relief and
disgorgement of profits approximating $175,000. CSC -1 answered the complaint and is vigorously defending the action.

                      CASTLE HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 1996 and 1995




On October 6, 1994, the NASD Market Surveillance Committee (the "MSC") commenced a disciplinary proceeding against CSC-1, its president, and two
former registered representatives.   The  Complaint alleges violations of
Article III, Sections 1, 4, 18, and 27 of the Association's Rules of Fair Practice and Section 10 (b) of the Securities Exchange Act of 1934 and SEC
Rule 10b-5 thereunder.   After a hearing on June 20, 1995, the MSC, in its
Decision dated February 7, 1996, fined CSC-1 and its president jointly and severally $25,000 and ordered them to make restitution to specified customers
totaling approximately $10,000.   CSC-1 and its president appealed the Decision
to the National Business Conduct Committee (the "NBCC") of the NASD and a
hearing of the appeal was held on June 7, 1996.   In its Amended Decision dated
October 21, 1996, the NBCC affirmed the fines and restitution order.   On
November 15, 1996, CSC-1 and its president appealed the NBCC Amended Decision to the United States Securities and Exchange Commission and are presently waiting for a decision.

CHC and its subsidiaries have also been named as defendants in certain other
legal actions in the ordinary course of business.   The Company believes that
it has meritorious defenses to these actions and intends to vigorously contest them.

It is the opinion of management and legal counsel that the legal proceedings and actions described above may expose the Company in the aggregate to estimated
losses ranging from $67,000 to $117,000.   The Company recorded a loss accrual
of $92,000 for these contingencies during the year ended September 30, 1995, which is included in the statement of financial condition in accounts payable and accrued expenses. The Company believes that after recording the loss accrual, the ultimate resolution of the aforementioned legal matters will not have a material adverse effect on the Company's consolidated financial position.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, CSC-1 executes, as agent or principal, transactions on behalf of customers and CSC-2 executes transactions with other
broker-dealers.   If the agency or principal transactions do not settle because of failure to perform by either the customer or the counterparty, CSC-1 or CSC-2 may be obligated to discharge the obligation of the nonperforming party and, as a result, may incur a loss if the market value of the securities are different from the contract amount of the transactions.

CSC-1's clearing agent seeks to control the risks associated with CSC-1's customer activities by requiring customers to maintain margin collateral in
compliance with various regulatory and internal guidelines.   CSC-1's clearing
agent monitors required margin levels daily, and pursuant to such guidelines, requires the customers to deposit additional collateral, or to reduce positions, when necessary.