Form 10QSB/A
period 1998-12-31
CASTLE HOLDING CORP
filed 1999-10-12
CIK 802510

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





                               INDEX




PART I. FINANCIAL INFORMATION                                      PAGE

Item 1. Financial Statements

        Consolidated Statements of Financial Condition                3

        Consolidated Statements of Operations                         4

        Consolidated Statements of Cash Flows                         5

        Notes to Consolidated Financial Statements                    7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           8


PART II.   OTHER INFORMATION                                         11


SIGNATURES                                                           12

EXHIBIT 27                                                           13





CASTLE HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            SEPTEMBER 30,        DECEMBER 31,
                                            1998                 1998
ASSETS
                                                                 (UNAUDITED)
Cash and cash equivalents                   $253,243             $268,249
Securities owned, at market value             26,121               20,551
Equipment, less accumulated depreciation of
  $143,838 and $152,776  respectively         56,014               47,076
Equipment under capital leases, less
  accumulated depreciation of $65,241
  and $69,082, respectively                   30,468               29,936
Leasehold improvements, less
  accumulated amortization of
  $50,668 and $56,165, respectively           85,017               88,045
Other assets                                  33,077               40,530

Total assets                                $483,940             $494,387

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                             $127,500             $177,500
  Accounts payable and accrued expenses      152,911              155,915
  Commissions payable                         14,368               24,377
  Income taxes payable                         2,661                  721
  Securities sold, not yet purchased,
   at market                                   2,983                    -
  Obligations under capital leases            33,376               33,270

  Loan subordinated to claims of general
   creditors                                  50,000               50,000
    Total liabilities                        383,799              441,783

Commitments and contingencies                      -                    -

Stockholders' equity:
  Common stock, $.0025 par value;
   authorized 10,000,000 shares,
   issued and outstanding 5,034,400 and
   5,222,400 shares, respectively             12,586               13,056
  Additional paid - in capital               398,334              421,364
  Accumulated deficit                       (285,779)            (356,816)
    Total                                    125,141               77,604
  Less stock subscriptions receivable        (25,000)             (25,000)

    Total stockholders' equity               100,141               52,604

Total liabilities and stockholders' equity  $483,940             $494,387

See accompanying notes to consolidated financial statements.


                  CASTLE  HOLDING  CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             THREE  MONTHS
                                           ENDED DECEMBER 31,

                                          1998           1997
Revenues:
  Commissions                             $585,638        $423,079
  Principal transactions                    36,865          47,471
  Interest and dividends                       736           1,551

    Total revenues                         623,239         472,101

Expenses:
  Commissions                               70,544          56,258
  Clearing and execution costs             167,172         (96,188)
  Communications                            68,338          60,366
  Administrative compensation
   and employee benefits                   118,301         148,866
  Professional and consulting fees          86,885          64,677
  Registration and regulatory fees          13,573          19,291
  Occupancy                                 14,360           9,850
  Interest                                   8,006           4,650
  Other                                    146,757         188,824

    Total expenses                         693,936         456,594

Income (loss) before provision for
 income taxes                              (70,697)         15,507

Provision for (benefit from) income taxes      340             760

Net income (loss)                         $(71,037)        $14,747

Net income (loss) per share:
  Basic and diluted                          $(.01)           $.00

Weighted average number of common
 shares outstanding                      5,133,100       4,925,100

See accompanying notes to consolidated financial statements.









                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                DECEMBER 31,
                                                1998           1997
Cash flows from operating activities:
  Net income (loss)                             $ (71,037)     $  14,747
  Adjustments to reconcile net income (loss)
   to net cash provided by (used for)
   operating activities:
     Depreciation                                  18,276         40,445
     Issuance of common stock for services
      and rent                                     23,500         10,000
  Changes in assets and liabilities:
     Securities owned                               5,570          2,537
     Other assets                                  (7,453)         6,345
     Accounts payable and accrued expenses          3,004        (61,581)
     Commissions payable                           10,009          5,276
     Income taxes payable                          (1,940)        (1,425)
     Securities sold, not yet purchased            (2,983)         1,395

  Net cash provided by (used for) operating
   activities                                     (23,054)        17,739

Cash flows from investing activities:
  Purchases of equipment and leasehold
   improvements                                    (8,525)       (31,860)

  Net cash used for investing activities           (8,525)       (31,860)

Cash flows from financing activities:
  Proceeds from issuance of notes payable          50,000              -
  Repayment of note payable                             -       (100,204)
  Repayment of obligations under capital leases    (3,415)        (4,813)

  Net cash  provided by (used for) financing
   activities                                      46,585       (105,017)

Net increase (decrease)  in cash                   15,006       (119,138)

Cash and cash equivalents, beginning of period    253,243        475,314

Cash and cash equivalents, end of period         $268,249       $356,176


See accompanying notes to consolidated financial statements.








                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                    DECEMBER 31,
                                                    1998           1997

Supplemental disclosures of cash flow information:
  Interest paid                                     $18,481        $16,125

  Income taxes paid                                 $ 2,280        $ 2,699

Schedule of non-cash operating activities:
  Issuance of common stock for services and rent    $23,500        $10,000

Schedule of non-cash investing activities:
  Acquisition of equipment in connection
   with capital lease obligations                   $ 3,309        $     -

Schedule of non-cash financing activities:
  Receipt of stock subscriptions receivable in
   connection with sale of common stock             $     -        $     -


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

Results of Operations

General - Substantial positive and negative fluctuations can occur in the Registrant's business due to a variety of factors, including variations in the market value of securities, the volatility and liquidity of trading markets, and the level of market activity. As a result, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to
quarter.   In addition, results of operations have been in the past and may in the future continue to be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level and volatility of interest rates, the valuation of securities positions and investments, and legislative and regulatory developments, as well as the size, numberand timing of transactions. The Registrant's results of operations also may be materially affected by competitive factors and its ability to attract and retain highly skilled individuals.

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










Revenues by source - For the three months ended December 31, 1998 and 1997, revenues were derived as follows:

                                                THREE  MONTHS
                                                ENDED DECEMBER 31,
                                                1998           1997
Commissions:
  Castle Online                                 $481,334       $199,506
  Active Account Program                          89,332        191,959
  Other                                           14,972         31,614

  Total commissions                              585,638        423,079

Principal transactions:
  Trading accounts                                37,235         64,887
  Investment accounts                               (370)       (17,416)

  Total principal transactions                    36,865         47,471

Interest and dividends                               736          1,551

    Total revenues                              $623,239       $472,101


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