Form 10KSB
period 1999-09-30
CASTLE HOLDING CORP
filed 1999-12-30
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB




[X]
Annual Report Under Section 13 or 15(d) of The
Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 1999

[ ]
Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from _____________ to ____________


Commission File Number 33-37809-NY

Castle Holding Corp.
(Name of Small Business Issuer in its Charter)

Nevada
(State or Other Jurisdiction of Incorporation)
77-0121957
(I.R.S. Employer Identification No.)

45 Church Street, Suite 25, Freeport, NY
(Address of Principal Executive Offices)
11520 (Zip Code)

Issuer's Telephone Number: (516)868-2000

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $.0025 per Share.

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No
Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this form 10-KSB or any amendment to this form 10-KSB. [X ]
The  issuer's revenues for its most recent fiscal year was  $3,309,663
As of November 30, 1999, the aggregate market value of the registrant's common stock (based on its $.25 reported last bid price on the OTC Bulletin Board) held by non-affiliates of the registrant was $ 679,000.
As of November 30, 1999, there were 6,660,500 common shares outstanding.

PART I

Item 1. DESCRIPTION OF BUSINESS


Castle Holding Corp. (The "Company" or the "Registrant") is a holding Company incorporated in Nevada on June 13, 1986. The Company conducts substantially all of its business through two subsidiaries, Castle Securities Corp.
("Castle" or "CSC-1") and Citadel Securities Corp. ("Citadel" or "CSC-2"). Castle was incorporated in New York on December 7, 1984 and operates as a broker-dealer in securities. Its business activities include the underwriting
and brokerage of fixed income and equity securities.   Citadel was incorporated
in New York on April 11, 1991 and also operates as a broker-dealer in
securities.   Citadel makes markets in Nasdaq, OTC Bulletin Board and "Pink
Sheets" securities, has no retail customers, and conducts business exclusively with other broker-dealers.

Castle and Citadel are broker-dealers registered with the Securities and Exchange Commission ("SEC") and members of the National Association of Securities Dealers ("NASD"), the Municipal Securities Rule Making Board ("MSRB"), and the Securities Investor Protection Corporation ("SIPC").
Castle is currently licensed to conduct its broker-dealer business in 36
states and the District of Columbia.   Citadel is currently licensed to conduct
its broker-dealer business only in New York.

On December 28, 1998, the Company paid a 100% stock dividend and on June 25, 1999, the Company paid a 300% stock dividend. All references to shares and per share amounts herein have been restated to retroactively reflect these stock dividends.

Revenues By Source



For the years ended September 30, 1999 and 1998, revenues were derived as follows:


                                   								Years Ended September 30,

      			                                   1999          1998
Commissions:
     Castle Online       						       $2,484,152	   $1,017,136
     Active Account Program					         348,349	      541,840
     Other stocks and bonds						         94,285	       86,941
     Mutual funds							                  16,566	       13,527

     Total commissions						           2,943,352	    1,659,444

Principal Transactions:
     Trading accounts						              358,933	      257,701
     Investment accounts						               280	      (21,931)

    Total principal transactions			      359,213       235,770

Interest and dividends						               7,098         4,485

Total revenues							                 $3,309,663	   $1,899,699

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

With respect to the Nasdaq Stock Market (over 95% of Online transactions involve securities listed there), the system offers five routing selections for customers to transact their buying and selling. The first is SOES, an automated execution method that allows an investor to buy at the offer and sell at the bid. The second is Selectnet, whereby an investor can submit an order within the spread for only Market Makers to view and possibly execute.
The newest option provided is routing orders to Knight Securities for
automated execution.   This selection accepts the following types of orders:
market, limit, stop limit, and stop loss. Lastly, we offer two Electronic Communications Networks ("ECN") to choose from: Island ("ISLD") and Nextrade ("NTRD"). By submitting an order on an ECN, an investor "posts" the order to buy or sell a security on the Nasdaq Level 2 screen, so that the entire market can see it and execute on it. The ISLD or NTRD symbol, which displays the customer order like a Market Maker, will move to the price designated by an investor's order.

Online software offers customers the ability to place unsolicited market and limit orders and view executions without the necessity of telephone calls to Castle registered representatives. For $150 per month ($0 if customer monthly transactions exceed 100), customers are provided real time Nasdaq level II quotes and other quotes, news and charts. Commissions start at $19.95 per trade.

For the years ended September 30, 1997, 1998 and 1999, Online customer transactions totaled 18,986, 57,610, and 149,107, respectively. At September 30, 1997, September 30, 1998 and September 30, 1999, Online had funded customer accounts numbering 90, 168, and 360, respectively.

Registrant expects Online to become its primary source of future growth, revenues and profitability.

Principal  Transactions

In April 1994, Castle resumed market-making activities in over-the-counter equity securities (Castle had ceased such activities on August 24, 1992).
In April 1996, such activities were transferred to Citadel. At September 30, 1999, Citadel employs two traders making markets in a total of 55 securities, 3 quoted on the Nasdaq Stock Market, 43 quoted on the OTC Bulletin Board, and 9 quoted on the "Pink Sheets."

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

For the years ended September 30, 1997, 1998, and 1999, AAP customer transactions totaled 184,654, 33,041, and 23,865, respectively.
At September 30, 1999, the AAP has only one remaining registered representative day trading a discretionary account on a full time basis.


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

As an underwriter, Castle is subject to liability under the Securities Act of 1933, as amended, state and other laws in the event, among other matters, that the registration statement or prospectus contains a material misstatement or omission. Castle's potential liability as an underwriter is not generally covered by insurance.

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

At  September  30, 1999,  CALP  had  net assets of approximately $134,955,
including its $120,000 investment in the Company.   Since inception, CAI has
earned $525 in performance incentive fees.

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

Net Capital Requirements

As broker-dealers, Castle and Citadel are subject to the SEC's Net Capital Rule (the "Rule") which is designed to measure the general financial integrity and liquidity of a broker-dealer. The Rule requires the maintenance of minimum net capital (at September 30, 1999, $8,944 for Castle and $100,000 for Citadel) and requires that the ratio of aggregate indebtedness, as defined, to net capital, not exceed 15 to 1. In computing net capital, various adjustments to net worth are made with a view to excluding assets that are not readily convertible into cash and making a conservative statement of other assets, such as a firm's position in securities. Compliance with the rule limits those operations of securities firms that require the intensive use of their capital, such as underwriting commitments and principal trading activities, and limits the ability of securities firms to pay dividends.

Both Castle and Citadel are required to file "Focus" reports with the NASD. The purpose of these reports is to provide the NASD with a current financial status for each Company and to evidence compliance with the net capital requirements.

In addition to the above requirements, funds invested as equity capital may not be withdrawn, nor may any unsecured advances or loans be made to any stockholder of a registered broker-dealer, if, after giving effect to such withdrawal, advance or loan and to any other such withdrawal, advance or loan as well as to any scheduled payments of subordinated debt which are scheduled tooccur within six months, the net capital of the broker-dealer would fail to equal 120% of the minimum dollar amount of net capital required or the ratio of aggregate indebtedness to net capital would exceed 10 to 1. Finally, any funds invested in the form of subordinated debt generally must be invested for a minimum term of one year and repayment of such debt may be suspended if the broker-dealer fails to maintain certain minimum net capital levels. For example, scheduled payments of subordinated debt are suspended in the event that the ratio of aggregate indebtedness to net capital of the broker-dealer would exceed 12 to 1 or if its net capital would be less than 120% of the minimum dollar amount of net capital required.

At September 30, 1999, Castle had net capital of $88,496, which was $79,552 in excess of its required net capital, and its ratio of aggregate indebtedness to net capital was 1.52 to 1. Citadel had net capital of $213,582, which was $113,582 in excess of its required net capital, and its ratio of aggregate indebtedness to net capital was .08 to 1.

Employees

At September 30, 1999, the Company employed a total of 48 persons, including 2 executive personnel, 33 other registered representatives (17 part-time), and 13 other full-time administrative persons.

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


Item 2. DESCRIPTION OF PROPERTY

The Company, Castle, and Citadel maintain their business headquarters at 45 Church Street, Freeport, New York 11520, where they occupy approximately 16,000 square feet of office space. The facilities are occupied under six lease agreements that provide for total monthly rentals of $6,417 and expire October, 2002. At the option of a wholly owned subsidiary of the Company, the leases are renewable for periods extending the terms to October 2007. The facilities provide the Company with sufficient space in which to conduct its present activities and store required business records pursuant to rules and regulations of the SEC and the NASD.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to Security holders during the two fiscal years ended September 30, 1999.

Part II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock, $.0025 par value, is traded in the over-the-counter market under the OTC Bulletin Board symbol "CHOD". However, there is no established trading market as actual transactions are infrequent. The following table sets forth the range of high and low closing bid quotations by calendar quarters as reported by the National Quotation Bureau from October 1, 1997 through September 30, 1999, as adjusted for the 100% stock dividend paid December 28, 1998 and the 300% stock dividend paid June
25, 1999. Bid quotations represent prices between dealers, do not include retail mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.


Quarter Ended:          High Bid            Low Bid

December 31, 1997          0.031              0.031
March 31, 1998             0.031              0.031
June 30, 1998              0.047              0.031
September 30, 1998         0.063              0.047
December 31, 1998          0.594              0.063
March 31, 1999             1.000              0.281
June 30, 1999              1.750              0.422
September 30, 1999         0.938              0.156



As of September 30, 1999, the number of holders of record of the company's common stock was 155. There were ten (10) market makers for the company's common stock, 6,640,500 shares outstanding and the closing bid price was $0.1875.

Registrant has paid no cash dividends and has no present plan to pay cash dividends, intending instead to reinvest its earnings, if any. However, payment of future cash dividends will be determined from time to time by its Board of Directors, based upon its future earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

Equity securities of the Registrant sold by the Registrant during the quarterly period ended September 30, 1999 that were not registered under the Securities Act were:



	           		     Title of		  Number
Date of Sale		     Security		   Shares 	 Purchases		        Consideration
July 1, 1999		     Common	     1,500		   Three employees    Services valued
			                Stock				             of vendor          at $750

July 15, 1999		    Common	       800		   Two employees		    Services valued
			                Stock							                             at $500

July 15, 1999		    Common	     6,000		   Sandor Marketing	  Prepaid services
			                Stock				             Group Inc.		       valued at $3,750

August 5, 1999		   Common	    12,000		   Mitchell Menik		   Prepaid services
			                Stock							                             valued at $7,500

August 5, 1999		   Common	       800		   Eight employees		  Services  valued
			                Stock							                             at  $800

August 11, 1999		  Common 	   10,000		   Ferdinand Schmid	  $6,250
                   Stock						                              Promissory Notes

September 8, 1999	 Common	     3,000		   Three employees		  $1,875
                   Stock             				                   Promissory Notes



No underwriting discounts or commissions were paid in connection with any of the above sales. For all of the above sales, the registrant claimed exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results  of  Operations

General - Substantial positive and negative fluctuations can occur in the Registrant's business due to a variety of factors, including variations in the market value of Securities, the volatility and liquidity of trading markets, and the level of market activity. As a result, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. In addition, results of operations have been in the past and may in the future continue to be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level and volatility of interest rates, the valuation of Securities positions and nvestments, and legislative and regulatory developments, as well as the size, number and timing of transactions. The Registrant's results of operations also may be materially affected by competitive factors and its ability to attract and retain highly skilled individuals.

Year ended September 30, 1999 compared to year ended September 30, 1998

Net loss for the year ended September 30, 1999 was $(63,865), or $(.01) per share, compared to a net loss of $(186,718), or $(.04) per share, for the year ended September 30, 1998. Total revenues increased $1,409,964 (74%) to $3,309,663 and total expenses increased $1,288,016 (62%). Revenues less commissions and clearing and execution costs were $2,044,817 in 1999 compared to $1,403,171 in 1998. In 1998, clearing and execution costs were reduced by $266,162 received from CSC-1's clearing agent in settlement of prior fee disputes.

The increase in total revenues was due to $1,467,016 higher commissions derived from Castle Online. Castle Online customer transactions increased from 57,610 in 1998 to 149, 107 in 1999. Castle Online funded customers increased from 90 at September 30, 1997 to 168 at September 30, 1998 to 360 at September 30, 1999.

Commissions expense as a percentage of total revenues was 14% and 13% in 1999 and 1998, respectively.

Excluding the $266,162 settlement in 1998 noted above (which reduced 1998 clearing and execution costs), clearing and execution costs as a percentage of total revenues was 24% and 27% in 1999 and 1998, respectively.

Communications expense increased $123,965 from $179,728 in 1998 to $303,693 in 1999. This increase was due to higher NASDAQ network charges and the addition of a second internet service in 1999.

Administrative compensation and employee benefits increased $166,121 (28%) and professional and consulting fees increased $112,773. These increases were due primarily to the addition of personnel and consultants for software development, marketing, and service support of Castle Online

Liquidity and Capital Resources

The majority of the Registrant's assets are highly liquid and short-term in nature. Cash, due from brokers, and securities owned at September 30, 1999 totaled $556,208, 68% of the Registrant's assets.

Cash and cash equivalents increased $195,867 from $187,266 at September 30, 1998 to $383,133 at September 30, 1999. This increase was due primarily to sales of common shares with net proceeds totaling $227,500.

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

At September 30, 1999, Castle had net capital of $88,496, which was $79,552 in excess of its required net capital of $8,944, and Citadel had net capital of $213,582, which was $113,582 in excess of its required net capital of $100,000.

Item 7.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements



Description	                                                         Page No.

Index to Consolidated Financial Statements                              12

Independent Auditors' Report							                                     13

Consolidated Statements of Financial Condition,
September 30, 1999 and 1998							                                      14

Consolidated Statements of Operations,
Years ended September 30, 1999 and 1998						                           15

Consolidated Statements of Changes in Stockholders' Equity,
Years ended September 30, 1999 and 1998				                           		16-17

Consolidated Statements of Cash Flows,
Years ended September 30, 1999 and 1998	                             			18-19

Notes to Consolidated Financial Statements,
Years ended September 30, 1999 and 1998	                            				20-29

	INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Castle Holding Corp.

We have audited the accompanying consolidated statement of financial condition of Castle Holding Corp. and Subsidiaries ("the Company") as of September 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1999 and 1998 and the results of its consolidated operations and cash flows for the year then ended in conformity with generally accepted accounting principles.





Massella, Tomaro & Co., LLP
Jericho, New York
December 23, 1999

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

								                                                      September 30,
                      							                                1999       1998
Assets
Cash and cash equivalents	      		                   	$   383,133  $ 187,266
Due from brokers					    	    		                          137,455     65,977
Securities owned, at market value			                       35,620    	26,121
Equipment, less accumulated depreciation
    of $164,151 and $143,838, respectively	                31,667     56,014
Equipment under capital leases, less accumulated
    depreciation of $89,090 and $65,241, respectively      66,482     30,468
leasehold improvements, less accumulated
    amortization of $77,296 and $50,668, respectively     105,086     85,017
Other assets						                                         55,996     33,077

Total assets						                                    $   815,439  $ 483,940

Liabilities and Stockholders' Equity

Liabilities:
    Notes payable					               		              $     87,500  $ 127,500
    Accounts payable and accrued expenses		               245,256    152,911
    Commissions payable		                                  17,175     14,368
    Income taxes payable		                                  1,998      2,661
    Securities sold, not yet purchased, at market	            806      2,983
    Obligations under capital leases		                     71,428     33,376
    Loan subordinated to claims of general creditors 	     50,000	    50,000
       Total liabilities                                  474,163    383,799

Commitments and contingencies  (Note 11)				                   -	          -

Stockholders' equity:
    Common stock, $.0025 par value; authorized
        10,000,000 shares, issued and outstanding
        6,640,500 and 5,034,400 shares, respectively				   16,601    12,586
    Additional paid - in capital			              		       862,444	   398,334
    Accumulated deficit 				                             (349,644)	 (285,779)
    Total						                                           529,401    125,141
    Less: stock subscriptions receivable 		              (188,125)   (25,000)

         Total stockholders' equity			                    341,276    100,141

Total liabilities and stockholders' equity		          $   815,439  $ 483,940


                    See accompanying notes to consolidated financial statements.

CASTLE  HOLDING  CORP. AND SUBSIDIARIES
Consolidated Statements of Operations


                                                Year Ended September 30,
                                                         1999         1998
    Revenues:
    Commissions	                                 $   2,943,352	  $ 1,659,444
    Principal transactions				                         359,213       235,770
    Interest and dividends				                           7,098	        4,485

       Total revenues			                             3,309,663     1,899,699

Expenses:
    Commissions						                                  461,035       247,985
    Clearing and execution costs				                   803,811	  	   248,543
    Communications 					                               303,693       179,728
    Advertising			                    	                 44,724        23,963
    Administrative compensation
         and employee benefits	  	                    752,542	       586,421
    Professional and consulting fees			     	         308,397	    	  195,624
    Registration and regulatory fees			     	          29,192	        31,827
    Occupancy						                                    64,220         45,143
    Interest						                                     31,829         27,276
    Other					                                        571,667	       496,584

        Total expenses			         	                 3,371,110      2,083,094

Loss before provision for income taxes		              (61,447)      (183,395)

Provision for income taxes 			                          2,418          3,323

Net loss 					                                  $     (63,865)  $   (186,718)

Net loss per share:
    Basic and diluted				                       $        (.01)  $       (.04)

Weighted average number of common
      shares outstanding				                         5,828,017      4,976,400



                  See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements  of Changes in Stockholders' Equity
For the Years Ended September 30, 1999 and 1998
(Page 1 of 2)


                   		                                    	                                            Total
              			                   			    Common Stock,        Additional   (Accum-     Stock Sub-   Stock-
		                                       $.0025  Par Value       Paid - in   ulated      scriptions   holders'
                                          Shares      Amount      Capital    Deficit)    Receivable   Equity

Balances, September 30, 1997		            4,898,400  $ 12,246    $  367,674 $ (99,061)  $  (25,000)	 $255,859

Issuance of  common shares to lessor in
November 1997 and charged to operations	     80,000       200         9,800     	    -      	     -    10,000

Issuance of  common shares to advertiser
in September 1998 and charged to
operations 		           		                   56,000       140        20,860          -      	     -     21,000

Net loss					                                     -         -             -   (186,718)           -   (186,718)

Balances, September 30, 1998			           5,034,400    12,586       398,334   (285,779)     (25,000)   100,141

Issuance of common shares to lessor in
October 1998 and charged to operations	     108,000       270	       13,230	         -	           -	    13,500

Issuance of common shares to two
customers in November 1998 in
legal settlement and charged to operations	  80,000       200	        9,800	         -	           -      10,000

Sale of common shares to investor in
February 1999 at $.25 per share	             40,000       100	        9,900 	        -      (10,000)          -

Sale of common shares to investor in
March 1999 at $.3125 per share	  	           40,000       100	       12,400	         -	           -      12,500

Sale of common shares to three CHC
directors (302,000 shares) and
three key employees (178,000 shares)
in March 1999 at $.3125 per share	          480,000     1,200	      148,800	         -	     (150,000)         -

Sale of common 	shares to investor in
April 1999 at $.3125  per share pursuant
to Rule 504 offering, less $35,000 offering
costs				 	                                 800,000     2,000	      213,000	          -	           -	   215,000





       See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements  of Changes in Stockholders' Equity
For the Years Ended September 30, 1999 and 1998
(Page 2 of 2)

            		                                    	                                      	                       Total
                                		                 		Common Stock,      Additional     (Accum-   Stock  Sub-	    Stock-
                  	            			                 $.0025  Par Value     Paid -in      ulated    scriptions 	    holders'
                                         			       Shares     Amount      Capital      Deficit)  Receivable 	    Equity

Issuance of common shares to advertiser
in May 1999 for prepaid advertising	               24,000       60	       35,940	             -	          -      36,000

Issuance of common shares to vendor in
July 1999 and charged to operations                 1,500	       4           746	             -           -	        750

Issuance of common shares to two
employees in July 1999 and charged to
operations	 			                                       800        2	          498   	          -  	        -         500

Issuance of common shares to consultant
in July 1999 for prepaid services	                  6,000       15 	       3,735 	            -           -       3,750

Issuance of common shares to employee in
August 1999 for prepaid services		                 12,000       30 	       7,470              - 	         -       7,500

Issuance of common shares to eight
employees in August 1999 and charged
to operations		            	    	                     800        2 	         498  	           -  	        -         500

Sale of common shares to key employee
in August 1999 at $.625 per share		                10,000       25         6,225              -      (6,250) 	        -

Sale of common shares to three key
employees in September 1999 at
$.625 per share			       	                          3,000        7         1,868  	           -      (1,875) 	        -

Collection of stock subscriptions
receivable in July 1999			                              -        - 	           - 	            -        5,000 	    5,000

Net loss					                                           -        -             -        (63,865)           -    (63,865)

Balances, September 30, 1999	                   6,640,500 $ 16,601     $ 862,444      $(349,644)  $ (188,125)   $341,276





       See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Page 1 of 2)




							                                              Year  Ended  September  30,
                   		  				                     	             1999              1998


 Cash flows from operating activities:
    Net  loss 							                                         $    (63,865)	   	$ (186,718)
    Adjustments to reconcile net income (loss) to net cash
         provided by (used for) operating activities:
           Depreciation						                                  	    80,912          88,039
            Issuance of common stock for services and rent          72,500          31,000
    Changes in assets and liabilities:
         Due from brokers					                                      (71,478)	   	   49,501
         Securities owned				          	                             (9,499)        23,865
         Other assets					          	                               (22,919)        24,142
         Accounts payable and accrued expenses	          	           92,345 	      (61,454)
         Commissions payable			                                       2,807         (1,086)
         Income taxes payable					                                     (663)             1
         Securities sold, not yet purchased                          (2,177) 	     (11,679)

    Net cash provided by (used for) operating activities             77,963        (44,389)

Cash flows from investing activities:
    Purchases of equipment and leasehold improvements	              (52,785)       (48,802)

    Net cash used for investing activities                          (52,785)       (48,802)

Cash flows from financing activities:
    Proceeds from issuance of notes payable		     	                  60,000 	        50,000
    Net proceeds from sales of common stock		     	                 227,500            	  -
    Collection of stock subscriptions receivable		        	           5,000 			           -
    Repayment of notes payable				    	                            (100,000) 	     (100,204)
    Repayment of obligations under capital leases		                 (21,811)        (29,175)
    Net cash  provided by (used for) financing activities           170,689         (79,379)

Net increase (decrease) in cash and cash equivalents	               195,867        (172,570)

Cash and cash equivalents, beginning of year                        187,266 	       359,836

Cash and cash equivalents, end of year                           $  383,133      $  187,266




See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Page 2 of 2)



	                                                      Year Ended September 30,
                                                             1999         1998

Supplemental disclosures of cash flow information:
    Interest paid							                              $    34,579 	$    20,163

    Income taxes paid				                 	           $     3,081 	$     3,207

Schedule of non-cash operating activities:
    Issuance of common stock for services and rent   	$    72,500  $    31,000

Schedule of non-cash investing activities:
    Acquisition of equipment in connection
          with capital lease obligations         					$    59,863  $    43,87

    Retirement of fully depreciated equipment				     $    10,122	 $         -

Schedule of non-cash financing activities:
     Issuance of stock subscriptions receivable in
        connection with sale of common stock			      	$   168,125  $         -



See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of presentation - The consolidated financial statements include the accounts of CHC and its fifteen subsidiaries (collectively,
          the "Company").    CHC's principal operating subsidiaries are
          Castle Securities Corp. ("CSC-1"), incorporated in the state of New York on December 7, 1984 and a securities broker-dealer headquartered in Freeport, New York and Citadel Securities Corp. ("CSC-2 " ), incorporated in the state of New York on April 11, 1991 and also a securities broker-dealer and, since April 1996, market maker in NASDAQ, OTC Bulletin Board, and "Pink Sheets" securities from its office in Freeport, New York.

          The remaining thirteen  (13) subsidiaries of CHC are as follows:

            1. Citadel Capital Corp. (95.0 % owned) (incorporated in Delaware March 29, 1988) - inactive at September 30, 1999.
            2.	   Beverage King, Ltd. (100 % owned) (incorporated in Delaware
                  January 2, 1990) - subleases automobiles and equipment to other CHC subsidiaries.
            3.    Meroke Capital Corp. (100 % owned) (incorporated in New
                  York October 7, 1992) -  inactive at September 30, 1999.
            4.    Castle Trucking Corp. ( 100 % owned) (incorporated in
                  New York May 4, 1993) - subleases office space to other CHC subsidiaries and others.
            5.    Castle Advisors Inc. (100 % owned) (incorporated in
                  New York December 23, 1993) - acts as general partner  for a limited partnership in the business of securities
                  investment.
            6.	   Sparta Holding Corp. (100 % owned) (incorporated in Nevada
                  December 23, 1993) - inactive at September 30,  1999.
            7.	   Wall Street Indians, Ltd. (100 % owned) (incorporated in New
                  York May 27, 1994) - subleases office space and provides
                  communications and office services and supplies to other
                  CHC.  CHC subsidiaries and others.
            8.	   Chinamer International Corp. (100 % owned) (incorporated in
                  Nevada October 18, 1994) - inactive at September 30, 1999.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998

            9.	   Galaxynet Inc. (87.7 % owned) (incorporated in New York
                  December 15, 1995) - provides marketing, programming, and communications services to other CHC subsidiaries.
           10.	   Rocketnet Inc. (87.7 % owned) (incorporated in Nevada
                  December 20, 1995) - provides software, marketing, and communications services to other CHC subsidiaries.
           11.	   U Trade Inc. (100 % owned)  (incorporated in New York
                  November 17, 1997) - inactive at  September 30, 1999.
           12.    Java Trader Inc. (100% owned) (incorporated in Nevada
                  March 10, 1999) - inactive at September 30, 1999.
           13.    Long Island Web TV.Com Corp. (100% owned) (incorporated in
                  New York September 22, 1999) - inactive at September 30, 1999.

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

          Fair value disclosures - The carrying value of cash and cash equivalents, due from brokers, securities owned, accounts payable and accrued expenses, commissions payable, income taxes payable, and securities sold, not yet purchased are a reasonable
          estimate of their fair value.   The carrying value of  the Company's
          notes payable, obligations under capital leases and, loan subordinated to claims of general creditors, at September 30, 1999 are a reasonable estimate of their fair value based upon currently available interest rates of similar instruments available with similar maturities.

          Cash and cash equivalents - At September 30, 1999, cash and cash equivalents included $152,589 in money market funds and $47,213 in
          cash not covered by FDIC insurance.   The Company considers such risk
          to be minimal.

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

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998


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

  Reclassifications - Certain prior year balances have been reclassified to conform to current year presentation.


3. SECURITIES OWNED, AT MARKET VALUE AND SECURITIES SOLD, NOT YET PURCHASED, AT MARKET

                                                                  September 30,

	Securities owned,  at market value consist of:                         1999           1998
	    Trading accounts:
	       Corporate equities - listed on Nasdaq Stock Market	      $         -      $   1,188
	       Corporate equities - listed on OTC Bulletin Board
                         or "Pink Sheets"  					                      34,972         20,753

		Total trading accounts				                                          34,972	        21,941

	    Investment accounts				                                             648          4,180

	    Totals						                                                $    35,620      $  26,121

 Securities sold, not yet purchased, at market consist of:

	     Trading accounts:
	          Corporate equities - listed on Nasdaq Stock Market	   $         -      $   2,983
           Corporate equities  - listed on OTC Bulletin Board
                          or "Pink Sheets"  					                        806              -
	     Totals						                                               $       806      $   2,983


CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998



4.   NOTES  PAYABLE
      					               	                                        September 30,
     Notes payable consist of:                                         1999             1998
	     Note payable to officer, interest at 12% paid annually,
	        due on demand	   					                                        $  22,500	       $  22,500
	    Note payable to affiliate of officer, interest at 12%
	        paid annually, due on demand                      	 	                 -  	        50,000
	    Note payable to The OTC Equity
	        Fund,  Inc. ("OEF"),  interest at 12%  paid
	        annually, due on demand			                                       55,000 	         55,000
	    Note payable to investor, interest at 6%, convertible
     into 40,000 shares of CHC common stock, due
     March 31, 2000				                                                   10,000	               -

	    Totals							                                                     $  87,500        $ 127,500

         On December 21, 1998, CHC obtained a $100,000 business revolving
         credit line from a financial institution.   Such line of credit is
         personally guaranteed by CHC's president and treasurer and is available for one year and borrowings thereunder bear interest at prime rate plus .5% and amortize over 36 equal monthly installments.
         In December 1998, CHC borrowed $50,000 under the line which was subsequently repaid.

5.       OBLIGATIONS UNDER CAPITAL LEASES

          The Company, through its subsidiaries, has acquired office machinery and equipment pursuant to various noncancellable capital lease
          agreements.   All of the lease agreements are secured by the
          related equipment.

          At September 30, 1999, the aggregate future minimum remaining lease payments under noncancellable capital lease agreements were as follows:


    Year Ended
  September 30,		                                           Amount
		   2000						                                        $    44,863
     2001                                                   26,404
     2002                                     					         13,296

    Total 					                                             84,563

	   Less amount representing interest                      (13,135)

	   Net present value of capital lease obligations	    $    71,428



CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998


6.  LOAN  FROM  RELATED PARTY SUBORDINATED  TO  CLAIMS OF GENERAL  CREDITORS

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

 7.  1998 INCENTIVE STOCK OPTION PLAN

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion
      No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple
      option approach.   The Company accounts for stock-based compensation
      issued to non-employees in accordance with the provisions of SFAS No.
      123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

      On December 31, 1998, CHC granted stock options (for a total of 394,000
      shares of its common stock)  to 40 employees of the Company.   The
      options provide the respective employees the right to purchase CHC common stock at a price of $.75 per share and are exercisable and vest at a rate of 20% for each year commencing December 31, 1999.

      Activity relating to the Company's stock options follows:


                                                  							Number of
						                                                     Shares
 Balance at September 30, 1998		                              -
	Granted during the year		                              394,000
	Forfeited during the year			                           (34,000)

	Balance at  September 30, 1999		                       360,000

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998


       The Company has adopted the disclosure only provisions of SFAS No. 123,
       "Accounting for Stock- Based Compensation".   Accordingly, no
       compensation costs have been recognized for the options granted.   Had
       compensation cost been determined based on the fair value at the date of grant consistent with the provision of SFAS No. 123, the Company's net loss and net loss per share would have been as follows:



									                                                   Year Ended
								                                                	September 30, 1999

  	   Net loss - as reported				                       	$    (63,865)

  	   Net loss - pro forma						                        $    (67,805)

  	   Basic net loss per share - as reported		         	$       (.01)

  	   Basic net loss per share - pro forma				          $       (.01)

  	   Diluted net loss per share - as reported				      $       (.01)

      Diluted net loss per share - pro forma				        $       (.01)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model


 8.      INCOME TAXES

          CHC files a consolidated income tax return with its subsidiaries for federal reporting purposes.
          CHC and its subsidiaries file separate income tax returns for state reporting purposes.


The provisions for income taxes consist of:		   Year Ended September 30,

   					                                           1999         1998
   Current:
	     Federal					                           $        -   	 $       -
      State						                                 2,418         3,323
	     Total		                          				       2,418         3,323

   Deferred:
      Federal						                             (18,938)      (55,622)
      State					                                 (5,751)	     (16,894)
      Valuation allowance				                    24,689 	      72,516
      Total						                                     -             -
   Total provision for income taxes			      	$   2,418	 	$      3,323


CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998


          A reconciliation of the computed expected income tax expense to the provision for income taxes follows:

	   Computed Federal income tax at 34%		      	   $(20,892)	 $   (61,366)
	   State income taxes (benefit) less Federal
	       income tax benefit 					                    (3,797)	     (11,150)
	   Change in valuation allowance				               24,689	       72,516
	   Minimum state income tax				                     2,418         3,323

	   Total provision for income taxes	             $  2,418  	 $    3,323

         Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $157,914 attributable to the future utilization of $393,035 of net operating loss carryforwards as of September 30, 1999 will be realized. Accordingly, the Company has provided a 100 % allowance against the deferred tax asset in the financial statements at
         September 30, 1999.    The Company will continue to review this
         valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $148,193 in year 2012, $183,395 in year 2013, and $61,447 in year 2014.


  9.     NET CAPITAL REQUIREMENTS

          As broker-dealers, CSC-1 and CSC-2 are subject to the Securities and Exchange Commission Uniform Net Capital Rule (the "Rule"). The Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness, as defined, to net capital, as defined, not exceed 15 to 1. At September 30, 1999, CSC-1 had net capital of $88,496, which was $79,552 in excess of its required net capital of $8,944 and its ratio of aggregate indebtedness to net
          capital was 1.52 to 1.   At September 30, 1999, CSC-2 had net
          capital of $213,582, which was $113,582 in excess of its required net capital of $100,000 and its ratio of aggregate indebtedness to net capital was .08 to 1.

         Pursuant to a restrictive agreement dated October 26, 1995 with the NASD, CSC-2 agreed to maintain minimum net capital of at least
         $120,000.   Accordingly, at September 30, 1999, the Company had net
         capital in excess of the NASD minimum required amount of $93,582.

10.     RELATED PARTY TRANSACTIONS

          Expense allowance - For the years ended September 30, 1999 and 1998, the Company paid $64,000 and $42,000, respectively, to its president and treasurer for accountable expenses pursuant to an agreement with the Company.

          Sea Friends Incorporated - During the year ended September 30, 1999, the Company received $13,000 from Sea Friends Incorporated, a not-for profit corporation, for usage of the Company's facilities. The Company's president and secretary /treasurer are also directors of Sea Friends Incorporated.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998



11.     COMMITMENTS  AND  CONTINGENCIES

          Year 2000 - The Company has evaluated the potential impact of the year 2000 on its business, including its information systems and those of its clearing agent, and does not expect this issue to have a significant effect on its results of operations.

          Operating leases - The Company leases its headquarters office space (approximately 16,000 square feet) under six noncancellable operating lease agreements which expire between October 2000 and October 2002, with renewal options available to October 2007. Such lease agreements require minimum monthly rental payments of $ 6,417.
          The Company leases its autos and equipment under noncancellable operating lease agreements which expire between January 2000 and July 2004 and require minimum monthly rental payments of approximately $5,369.


          Rent expense under all operating leases consisted of:


	  				                  	                 Year Ended September 30,
                              			           1999	             1998
	    Headquarters office space   				$    64,220	      $    45,143
	    Autos and equipment			  	            68,692            98,464

	    Totals				                      $   132,912	      $   143,607


         At September 30, 1999, the aggregate future minimum lease payments under noncancellable operating lease agreements are as follows:


                        Headquarters
		  Year Ended	            Office	           Autos and
		September 30,    	       Space      	      Equipment           Totals

	    2000          $      76,627 	         $  35,739     	     $ 112,366
	    2001		               48,217	             10,170	             58,387
	    2002		               45,600	              4,732	             50,332
	    2003 		               3,800 	             2,591	              6,391
	   	2004 		                   -	              1,943      	        1,943
  	  Thereafter          	     - 	                 -	                  -

  	  Totals 	      	$    174,244	          $  55,175     	     $ 229,419


CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998


	         Clearing agreement - On November 5, 1997,  CSC-1 renewed its clearing agreement for a two year period and released the clearing agent
          from any prior clearing   fee disputes.  In connection therewith,
          CSC-1 received a $200,000 signing bonus from the  clearing agent on
          November 12, 1997 and received $66,162 free clearing charges in
          December 1997 and January 1998.  The $266,162  total is reflected in the consolidated statement of  operations for the year ended
          September 30, 1998 as a reduction in clearing and execution costs.

          Litigation - On September 13, 1994, the Securities and Exchange Commission (the "SEC") filed a civil action against CSC-1, its president, a former registered representative, and eight other defendants. The action alleges violations of Sections 5(a) and
          (c), and 17(a) of the Securities Act of 1933, Sections 10 (b) and 15c of the Securities Exchange Act of 1934 and Rules l0b3, l0b-5, l0b-6, and 15cl-2 thereunder. The complaint seeks injunctive relief
          and disgorgement of profits approximating $175,000.   CSC-1 answered
          the complaint and is vigorously defending the action.

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

          As of September 30, 1999, the Company accrued approximately $50,000 in
          connection with the above litigations.   Such amount is included in
          accounts payable and accrued expenses.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998




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

          Business concentration - For the year ended September 30, 1999, approximately 75% of the Company's revenues were derived from unsolicited customer transactions ordered online over the internet.

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



	The executive officers of the Registrant are:


		Officer:
		         Name 		           Age		      Other Offices Held	     Since

   		Daniel J. Priscu	    	   77		         Chairmam		             1987

	   	George R. Hebert		       55	          President		            1987

   		Michael T. Studer	       49		         Secretary, Treasurer 	 1987




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

(b)	Another significant employee of the Registrant is Thomas Shaughnessy, age
    45. Mr. Shaughnessy has been general securities principal and chief compliance officer of CSC-1 since July 1, 1993, general securities principal and chief compliance officer of CSC-2 since October 1995, and was Assistant to the President of CSC-1 from December 1992 to June 1993. Since May 1972, he has served in the United States Marine Corps on both a full-time and part-time basis. Mr. Shaughnessy received a B.S.B.A.
    degree from State University of New York at Brockport in 1978 and a M.B.A. degree from National University in 1988.

(c)	There is no family relationship between any director, executive officer or significant employee of the Registrant.





Item 10.  EXECUTIVE COMPENSATION

          The following table sets forth all cash compensation paid by the Company during the years ended September 30, 1997, 1998 and 1999 to each executive officer and director of the Company:



                                             			 Annual       All Other
	Name and Principal Position	          Year     	Salary		     Compensation
	George R. Hebert, President	          1999	   $44,200		       $32,000   (1)
					                                  1998	    44,200		        21,000   (1)
                                  					1997	    44,200		        24,000   (1)

	Michael T. Studer, Secretary,	        1999	    44,200		        32,000   (1)
	Treasurer			                          1998     44,200 	 	      21,000   (1)
					                                  1997	    44,200		        24,000   (1)

	Daniel J. Priscu, Chairman of        	1999	         - 		          600   (2)
 The Board			                          1998	         -  	          400   (2)
                	                   			1997	         - 	           400   (2)

(1)	Represents an allowance for accountable expenses.
(2)	Represents directors fees.



	Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, at September 30, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, all executive officers and directors individually, and all executive officers and directors of the Company as a group:

Name and Address		             	Amount and Nature	              Percent of
of Beneficial Owner			        of Beneficial Owner     (1)		        Class
Daniel J. Priscu					                     49,600		                  0.7%
4555 Blackstone Drive
Indianapolis, Indiana  46237

George R. Hebert					                  1,965,300       (2)         29.6%
183 Gordon Place
Freeport, NY  11520

Michael T. Studer				                  1,929,600       (3)         29.1%
410 McDermott Road
Rockville Centre, NY  11570

Plymouth Partners, LP				                533,500		                  8.0%
10826 Omaha Trace
Union, KY  41091

All executive officers and
Directors as a group (3 persons)		     	3,944,500		                59.4%

_________________________________________
(1)	Unless otherwise indicated below, the Company has been advised that each person named above is the record owner of and exercises the sole voting and investment power over the shares shown opposite his name.
(2)	Includes 164,500 shares held in trust for the benefit of Mr. Hebert's daughter, 114,800 shares owned by Mr. Hebert's wife, and 50% of 40,000 shares owned by Sea Friends Incorporated, of which organization Mr. Hebert is president and a director, all of which Mr. Hebert disclaims beneficial ownership of. Includes 50% of 640,000 shares owned by CALP (CHC Deferred Compensation Plan for benefit of George R. Hebert owns a 50% limited partnership interest therein) which Mr. Hebert doesn't exercise sole voting and investment power over.
(3)	Includes 120,000 shares held in trust for Mr. Studer's children and 50% of
    40,000 shares owned by Sea Friends Incorporated, of which organization
    Mr. Studer is treasurer and a director, which Mr. Studer disclaims beneficial ownership of. Includes 50% of 640,000 shares owned by CALP
    (CHC Deferred Compensation Plan for benefit of Michael T. Studer owns a 50% limited partnership interest therein) which Mr. Studer does not exercise sole voting and investment power over.


	Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


As of September 30, 1999, the Registrant had notes payable to The OTC Equity Fund, Inc., a corporation whose secretary is also president of the Registrant, and Michael T. Studer, secretary and treasurer of the Registrant, in amounts of $55,000 and $22,500, respectively. Such notes bear interest at the rate of 12% per annum and are due on demand.

As of September 30, 1999, Citadel had a loan payable subordinated to claims of general creditors to The OTC Equity Fund, Inc. in the amount of $50,000. The loan bears interest at the rate of 12% per annum and is due September 30, 2001.

In April 1998, the Registrant borrowed $50,000 from the wife of the president of the Registrant. The note, which was repaid in April 1999, beared interest at the rate of 12% per annum and was due on demand.

In March 1999, the Registrant sold 8000 common shares to Daniel J. Priscu (chairman of the Registrant), 98,000 common shares to George R. Hebert (president of the Registrant), 196,000 common shares to Michael T Studer (secretary and treasurer of the Registrant) and 98,000 common shares to Teresa M. Hebert (wife of the president of the Registrant), at a price of
 .3125 per share, in exchange for promissory notes in the amounts of $2,500, $30,625, $61,250, and $30,625, respectively.

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
George R. Hebert, President
Dated December 29, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


		Signature			                          Title				                     Date
_______________________________________________________________________________

___________________________     Chairman of the Board of	  		December 29, 1999
Daniel J. Priscu				            Directors, Director






/s/ George R. Hebert             President, Director			       December 29, 1999
George R. Hebert



/s/ Michael T. Studer            Secretary, Treasurer, 			    December 29, 1999
Michael T. Studer				            Principal Financial and
						                           Accounting Officer,
						                           Director

EXHIBIT INDEX

	3.1*	Articles of Incorporation (Form S-18 Registration
		    No. 33-8395-LA, effective November 14, 1986)

	3.2*	Amendments to Articles of Incorporation (Form S-18 Registration
		    No. 33-37809-NY, effective February 11, 1991)

	3.3*	By-laws (Form S-18 Registration No. 33-8395-LA, effective
      November 14,1986)

	4.4*	Specimen Stock Certificate (Form S-18 Registration No. 33-37809-NY,
      effective February 11, 1991)

 22	  Subsidiaries of the Registrant (Filed herewith)

 27	  Financial Data Schedule (Filed herewith)

99.1* Complaint for Injunctive and Other Relief (dated September 13, 1994) -
      Securities and Exchange Commission, Plaintiff (Form 8-K dated September 13, 1994)

              * Previously filed

Exhibit No. 22- Subsidiaries of the Registrant
Castle Holding Corp.
Form 10-KSB for the fiscal year ended September 30, 1999





1.	Castle Securities Corp. (New York)
2.	Citadel Capital Corp. (Delaware)
3.	Beverage King, Ltd. (Delaware)
4.	Citadel Securities Corp. (New York)
5.	Meroke Capital Corp. (New York)
6.	Castle Trucking Corp. (New York)
7.	Castle Advisors Inc. (New York)
8.	Sparta Holding Corp. (Nevada)
9.	Wall Street Indians, Ltd. (New York)
10.	Chinamer International  Corp. (Nevada)
11.	Galaxynet Inc. (New York)
12.	Rocketnet Inc. (Nevada)
13.	U Trade Inc. (New York)
14.	Java Trader Inc. (Nevada)
15.	Long Island Web TV.Com Corp. (New York)

EXHIBIT 27
Financial Data Schedule for the year ended September 30, 1999 required pursuant to Item 601(c) of Regulation S-B

[NAME] CASTLE HOLDING CORP.
[MULTIPLIER] 1
[CURRENCY] 1
[PERIOD-TYPE] 12-MOS
[FISCAL-YEAR-END]SEP-30-1999
[PERIOD-START]OCT-01-1998
[PERIOD-END]SEP-30-1999
[EXCHANGE-RATE] 1
[CASH] 383,133
[RECEIVABLES] 137,455
[SECURITIES-RESALE] 0
[SECURITIES-BORROWED] 0
[INSTRUMENTS-OWNED] 35,620
[PP&E] 203,235
[TOTAL-ASSETS] 815,439
[SHORT-TERM] 87,500
[PAYABLES] 264,429
[REPOS-SOLD] 0
[SECURITIES-LOANED] 0
[INSTRUMENTS-SOLD] 806
<LONG TERM> 121,428
[COMMON] 16,601
[PREFERRED-MANDATORY] 0
[PREFERRED] 0
[OTHER-SE] 324,675
[TOTAL-LIABILITY-AND-EQUITY] 815,439
[TRADING-REVENUE] 359,213
[INTEREST-DIVIDENDS] 7,098
[COMMISSIONS] 2,943,352
[INVESTMENT-BANKING-REVENUES] 0
[FEE-REVENUE] 0
[INTEREST-EXPENSE] 31,829
[COMPENSATION] 1,213,577
[INCOME-PRETAX] (61,447)
[INCOME-PRE-EXTRAORDINARY] (61,447)
[EXTRAORDINARY] 0
[CHANGES] 0
[NET-INCOME] (63,865)
[EPS-BASIC] (.01)
[EPS-DILUTED]  (.01)

1

13