Form 10KSB/A
period 1999-09-30
CASTLE HOLDING CORP
filed 2000-01-13
CIK 802510

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

Castle and Citadel are broker-dealers registered with the Securities and exchange Commission ("SEC") and members of the National Association of Securities Dealers ("NASD"), the Municipal Securities Rule Making Board ("MSRB"), and the Securities Investor Protection Corporation ("SIPC"). Castle is currently licensed to conduct its broker-dealer business in 36 states and
the District of Columbia.   Citadel is currently licensed to conduct its broker-
dealer business only in New York.

On December 28, 1998, the Company paid a 100% stock dividend and on June 25, 1999, the Company paid a 300% stock dividend. All references to shares and per share amounts herein have been restated to retroactively reflect these stock dividends.

Revenues By Source
For the years ended September 30, 1999 and 1998, revenues were derived as follows:



                                            Years Ended September 30,
                                              1999           1998
Commissions:
    Castle Online                             $2,484,152     $1,017,136
     Active Account Program                      348,349        541,840
     Other stocks and bonds                       94,285         86,941
     Mutual funds                                 16,566         13,527
     Total commissions                         2,943,352      1,659,444

Principal Transactions:
     Trading accounts                            358,933        257,701
     Investment accounts                             280        (21,931)

    Total principal transactions                 359,213        235,770

Interest and dividends                             7,098          4,485

Total revenues                                $3,309,663      1,899,699


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

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure of securities firms, record-keeping and conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, self-requlatory organizations and state security regulators may coinduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

Net Capital Requirements

As broker-dealers, Castle and Citadel are subject to the SEC's Net Capital Rule (the "Rule") which is designed to measure the general financial integrity and liquidity of a broker-dealer. The Rule requires the maintenance of minimum net capital (at September 30, 1999, $8,944 for Castle and $100,000 for Citadel) and requires that the ratio of aggregate indebtedness, as defined, to net capital, not exceed 15 to 1. In computing net capital, various adjustments to net worth are made with a view to excluding assets that are not readily convertible into cash and making a conservative statement of other assets, such as a firm's position in securities. Compliance with the rule limits those operations of securities firms that requiret the intensive use of their capital, such as underwriting commitments and principal trading activities, and limits the ability of securities firms to pay dividends.Both Castle and Citadel are required to file "Focus" reports with the NASD. The purpose of these reports is to provide the NASD with a current financial status for each Company and to evidence compliance with the net capital requirements.In addition to the above requirements, funds invested as equity capital may not be withdrawn, nor may any unsecured advances or loans be made to any stockholder of a registered broker-dealer, if, after giving effect to such withdrawal, advance or loan and to any other such withdrawal, advance or loan as well as to any scheduled payments of subordinated debt which are scheduled to occur within six months, the net capital of the broker-dealer would fail to equal 120% of the minimum dollar amount of net capital required or the ratio of aggregate indebtedness to net capital would exceed 10 to 1. Finally, any funds invested in the form of subordinated debt generally must be invested for a minimum term of one year and repayment of such debt may be suspended if the broker-dealer fails to maintain certain minimum net capital levels. For example, scheduled payments of subordinated debt are suspended in the event that the ratio of aggregate indebtedness to net capital of the broker-dealer would exceed 12 to 1 or if its net capital would be less than 120% of the minimum dollar amount of net capital required.

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

Material legal proceedings outstanding at September 30, 1999 follows:

(1)  SEC V. U.S. Environmental, Inc., Castle, Michael T. Studer et.al.

     On September 13, 1994, the SEC filed a civil action against Castle, its president, a former registered representative and eight other defendants. The action alleges violations of Section 5(a) and (c), and 17(a) of the Securities Exchange Act of 1934 and Rules 10b-3, 10b-5, 10b-6, and 15c1-2 thereunder. The complaint seeks injunctive relief and disgorgement of profits in the approximate amount of $175,000. An answer and amended answer has been filed on behalf of Castle and its president and discovery has commenced but no trial date has yet been set.


(2) National Association of Securities Dealers, Inc. Market Surveillance Committee V. Castle, Michael T. Studer et. al.

     On October 6, 1994, the National Association of Securities Dealers, Inc. Market Surveillance Committee (the "MSC") commenced a disciplinary proceeding against Castle, its president, and two former registered representatives. The complaint alleges violations of Article III, Sections 1, 4, 18 and 27 of the Association's Rules of Fair Practice and
     Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5
     thereunder.   After a hearing on June 20, 1995, in MSC's Decision dated
     February 7, 1996, Castle and its president were fined jointly and severally, $25,000 and were ordered to make restitution to specified customers totaling approximately $10,000. Castle and its president appealed the decision to the National Business Conduct Committee
     (the "NBCC") of the NASD and a hearing of the appeal was held on June 7, 1996. In its Amended Decision dated October 21, 1996, the NBCC affirmed the fines and restitution order. On November 15, 1996, Castle and its president appealed the NBCC Amended Decision to the SEC. On January 7, 1998, the SEC affirmed the NBCC Amended Decision. On
     May 18, 1998, the SEC denied Castle's Motion for Reconsideration filed January 21, 1998. On February 5, 1998 and June 15, 1998, Castle and its president filed petitions for review of the NASD and SEC actions to the Second Circuit of the United States Court of Appeals, which matters are still pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to Security holders during the two fiscal years ended September 30, 1999.

Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock $.0025 par value, is traded in the over-the-counter market under the OTC Bulletin Board "CHOD". However, there is no established trading market as actual transactions are infrequent. The following table sets forth the range of high and low closing bid quotations by calendar quarters as reported by the National Quotation Bureau from October 1, 1997 through September 30, 1999, as adjusted for the 100% stock dividend paid
December 28, 1998 and the 300% stock dividend paid June 25, 1999. Bid quotations represent prices between dealers, do not include retail mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.


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

Excluding the $266,162 settlement in 1998 noted above (which reduced 1998 clearing and execution costs), clearing and execution costs as a percentage of total revenues were 24% and 27% in 1999 and 1998, respectively.

Communications expense increased $123,965 from $179,728 in 1998 to $303,693 in 1999. This increase was due to higher NASDAQ network charges and the addition of a second Internet service in 1999.

Administrative compensation and employee benefits increased $166,121 (28%) and professional and consulting fees increased $112,773. These increases were due primarily to the addition of personnel and consultants for software development, marketing, and service support of Castle Online.

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


INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Castle Holding Corp.

We have audited the accompanying statement of consolidated financial condition of Castle Holding Corp. and Subsidiaries ("the Company") as of September 30, 1999 and the related consolidated statements of operations changes in stockholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1999 and the results of its consolidated operations and cash flows for the year then ended in conformity with generally accepted accounting principles.





Massella, Tomaro & Co., LLP
Jericho, New York
December 23, 1999

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition


                                                               September 30,
                                                            1999         1998
Assets
Cash and cash equivalents                            $   383,133   $  187,266
Due from brokers                                         137,455       65,977
Securities owned, at market value                         35,620       26,121
Equipment, less accumulated depreciation
  of $164,151 and $143,838, respectively                  31,667       56,014
Equipment under capital leases, less accumulated
  depreciation of $89,090 and $65,241, respectively       66,482       30,468
Leasehold improvements, less accumulated
  amortization of $77,296 and $50,668, respectively      105,086       85,017
Other assets                                              55,996       33,077

Total assets                                          $  815,439   $  483,940

Liabilities and Stockholders' Equity

Liabilities:
    Notes payable                                     $   87,500   $  127,500
    Accounts payable and accrued expenses                245,256      152,911
    Commissions payable                                   17,175       14,368
    Income taxes payable                                   1,998        2,661
    Securities sold, not yet purchased, at market            806        2,983
    Obligations under capital leases                      71,428       33,376
    Loan subordinated to claims of general creditors      50,000       50,000
       Total liabilities                              $  474,163   $  383,799

Commitments and contingencies  (Note 11)                       -            -

Stockholders' equity:
    Common stock, $.0025 par value; authorized
     10,000,000 shares, issued and outstanding
     6,640,500 and 5,034,400 shares, respectively         16,601       12,586
    Additional paid - in capital                         862,444      398,334
    Accumulated deficit                                 (349,644)    (285,779)
         Total                                           529,401      125,141
    Less: stock subscriptions receivable                (188,125)     (25,000)

         Total stockholders' equity                      341,276      100,141

Total liabilities and stockholders' equity           $   815,439   $  483,940


                    See accompanying notes to consolidated financial statements.

CASTLE  HOLDING  CORP. AND SUBSIDIARIES
Consolidated Statements of Operations



                                      Year Ended September 30,
                                      1999                1998
Revenues:
    Commissions                        $2,943,352      $1,659,444
    Principal transactions                359,213         235,770
    Interest and divide                     7,098           4,485

       Total revenues                  $3,309,663      $1,899,699

Expenses:
    Commissions                           461,035         247,985
    Clearing and execution costs          803,811         248,543
    Communications                        303,693         179,728
    Advertising                            44,724          23,963
    Administrative compensation
      and employee benefits               752,542         586,421
    Professional and consulting fees      308,397         195,624
    Registration and regulatory fees       29,192          31,827
    Occupancy                              64,220          45,143
    Interest                               31,829          27,276
    Other                                 571,667         496,584

        Total expenses                  3,371,110       2,083,094

Loss before provision for income taxes    (61,447)       (183,395)

Provision for income taxes                  2,418           3,323

Net loss                               $  (63,865)    $   186,718)

Net loss per share:
    Basic and diluted                  $     (.01)    $      (.04)

Weighted average number of common
      shares outstanding                5,828,017       4,976,400




     See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements  of Changes in Stockholders' Equity
For the Years Ended September 30, 1999 and 1998
(Page 1 of 2)


                                                                                                        Total
                                                Common Stock,        Additional (Accum-    Stock Sub-   Stock-
                                                $.0025  Par Value    Paid - in  ulated     scriptions   holders'
                                                Shares    Amount      Capital   Deficit)   Receivable   Equity

Balances, September 30, 1997                    4,898,400  $12,246   $367,674   $ (99,061)  $ (25,000)    $255,859

Issuance of common shares to lessor in
November 1997 and charged to operations            80,000      200      9,800           -           -       10,000

Issuance of  common shares to advertiser
in September 1998 and charged to
operations                                         56,000      140     20,860           -           -       21,000

Net loss                                                -        -          -    (186,718)          -     (186,718)

Balances, September 30, 1998                    5,034,400   12,586    398,334    (285,779)    (25,000)     100,141

Issuance of common shares to lessor in
October 1998 and charged to operations            108,000      270     13,230           -            -      13,500

Issuance of common shares to two
customers in November 1998 in
legal settlement and charged to operations         80,000      200      9,800           -            -      10,000

Sale of common shares to investor in
February 1999 at $.25 per share                    40,000      100      9,900           -     (10,000)           -

Sale of common shares to investor in
March 1999 at $.3125 per share                     40,000      100     12,400           -           -       12,500

Sale of common shares to three CHC
directors (302,000 shares) and
three key employees (178,000 shares)
in March 1999 at $.3125 per share                 480,000    1,200    148,800           -    (150,000)           -

Sale of common      shares to investor in
April 1999 at $.3125  per share pursuant
to Rule 504 offering, less $35,000 offering
costs                                             800,000    2,000    213,000           -           -      215,000






       See accompanying notes to consolidated financial statements

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

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Page 2 of 2)




                                                                 Year Ended September 30,

                                                                      1999       1998
Supplemental disclosures of cash flow information:
    Interest paid                                                 $ 34,579   $ 20,163

    Income taxes paid                                             $  3,081   $  3,207

Schedule of non-cash operating activities:
    Issuance of common stock for services and rent                $ 72,500   $  1,000

Schedule of non-cash investing activities:
    Acquisition of equipment in connection
          with capital lease obligations                          $ 59,863   $ 43,873

    Retirement of fully depreciated equipment                     $ 10,122   $      -

Schedule of non-cash financing activities:
     Issuance of stock subscriptions receivable in
        connection with sale of common stock                      $168,125   $      -



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

          On December 28, 1998, CHC paid a 100% stock dividend to holders of record at the close of business on December 22, 1998, thereby increasing the number of issued and outstanding common shares from 652,800 to 1,305,600. On June 25,1999, CHC paid a 300% stock dividend to holders of record at the close of business on June 18, 1999, thereby increasing the number of issued and outstanding common shares from 1,651,600 to 6,606,400. All references to shares and per share amounts in the accompanying consolidated financial statements have been restated to retroactively reflect these stock dividends.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of presentation - The consolidated financial statements include the accounts of CHC and its fifteen subsidiaries
          (collectively, the "Company").    CHC's principal operating
          subsidiaries are Castle Securities Corp. ("CSC-1"), incorporated in the state of New York on December 7, 1984 and a securities broker-dealer headquartered in Freeport, New York and Citadel Securities Corp. ("CSC-2 "), incorporated in the state of New York on April 11, 1991 and also a securities broker-dealer and, since April 1996, market maker in NASDAQ, OTC Bulletin Board, and
          "Pink Sheets" securities from its office in Freeport, New York.

          The remaining thirteen  (13) subsidiaries of CHC are as follows:

1.	Citadel Capital Corp. (95.0 % owned) (incorporated in Delaware
   March 29, 1988) - inactive at September 30, 1999.
2.	Beverage King, Ltd. (100 % owned) (incorporated in Delaware
   January 2, 1990) - subleases automobiles and equipment to other CHC subsidiaries.
3.	Meroke Capital Corp. (100 % owned) (incorporated in New York
   October 7, 1992) -  inactive at September 30, 1999.
4.	Castle Trucking Corp. ( 100 % owned) (incorporated in New York
   May 4, 1993) - subleases office space to other CHC subsidiaries and others.
5.	Castle Advisors Inc. (100 % owned) (incorporated in New York
   December 23, 1993) - acts as general partner for a limited partnership in the business of securities investment.
6.	Sparta Holding Corp. (100 % owned) (incorporated in Nevada
   December 23, 1993) -inactive at September 30,  1999.
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
    - provides software, marketing, and communications services to other CHC subsidiaries.
11.	U Trade Inc. (100 % owned)  (incorporated in New York November 17, 1997) -
    inactive at September 30, 1999.
12.	Java Trader Inc. (100% owned) (incorporated in Nevada March 10, 1999) -
    inactive at September 30, 1999.
13.	Long Island Web TV.Com Corp. (100% owned) (incorporated in New York
    September 22, 1999) inactive at September 30, 1999.

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

Reclassifications - Certain prior year balances have been reclassified to conform to current year presentation.


3. SECURITIES OWNED, AT MARKET VALUE AND SECURITIES SOLD, NOT YET PURCHASED, AT MARKET


                                                                                September 30,
                                                                             1999          1998
     Securities owned,  at market value consist of:
         Trading accounts:
            Corporate equities - listed on Nasdaq Stock Market              $      -     $  1,188
            Corporate equities - listed on OTC Bulletin Board
                         or "Pink Sheets"                                     34,972       20,753

          Total trading accounts                                              34,972       21,941

         Investment accounts                                                     648        4,180

         Totals                                                              $35,620      $26,121

              Securities sold, not yet purchased, at market consist of:

          Trading accounts:
               Corporate equities - listed on Nasdaq Stock Market            $     -      $ 2,983
               Corporate equities  - listed on OTC Bulletin Board
                          or "Pink Sheets"                                       806            -
          Totals                                                             $   806      $ 2,983


CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998




4.   NOTES  PAYABLE

                                                                                                        September 30,
      Notes payable consist of:                                                                      1999             1998
            Note payable to officer, interest at 12% paid annually,
            due on demand                                                                       $  22,500        $  22,500
         Note payable to affiliate of officer, interest at 12%
             paid annually, due on demand                                                               -           50,000
         Note payable to The OTC Equity
             Fund,  Inc. ("OEF"),  interest at 12%  paid
             annually, due on demand                                                               55,000           55,000
         Note payable to investor, interest at 6%, convertible
                    into 40,000 shares of CHC common stock, due
                    March 31, 2000                                                                 10,000                -

         Totals                                                                                  $ 87,500         $127,500



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

7.  1998 INCENTIVE STOCK OPTION PLAN

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock- Based Compensation" ("SFAS No. 123"). Under APB No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple
    option approach.   The Company accounts for stock-based compensation
    issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

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



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.


8.   INCOME TAXES

     CHC files a consolidated income tax return with its subsidiaries for federal reporting purposes.
     CHC and its subsidiaries file separate income tax returns for state reporting purposes.



     The provisions for income taxes consist of:      Year Ended September 30,
                                                      1999               1998
         Current:
             Federal                                $       -   $       -
             State                                      2,418       3,323
             Total                                      2,418       3,323

         Deferred:
             Federal                                  (18,938)    (55,622)
             State                                     (5,751)    (16,894)
             Valuation allowance                       24,689      72,516
             Total                                          -           -

         Total provision for income taxes           $   2,418   $   3,323


CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 1999 and 1998


A reconciliation of the computed expected income tax expense to the provision for income taxes follows:



  Computed Federal income tax at 34%             $ (20,892)     $ (61,366)
  State income taxes (benefit) less Federal
    income tax benefit                              (3,797)       (11,150)
  Change in valuation allowance                     24,689         72,516
  Minimum state income tax                           2,418          3,323

  Total provision for income taxes               $   2,418      $   3,323



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

      Rent expense under all operating leases consisted of:


                                                    Year Ended September 30,
                                                    1999               1998

        Headquarters office space               $ 64,220           $ 45,143
        Autos and equipment                       68,692             98,464

        Totals                                  $132,912           $143,607



      At September 30, 1999, the aggregate future minimum lease payments under noncancellable operating lease agreements are as follows:


        Year Ended        Headquarters       Autos and
       September 30,      Office Space       Equipment        Totals


          2000            $   76,627         $  35,739        $ 112,366
          2001                48,217            10,170           58,387
          2002                45,600             4,732           50,332
          2003                 3,800             2,591            6,391
          2004                     -             1,943            1,943
          Thereafter               -                 -                        -

          Totals          $  174,244         $  55,175         $229,419


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


      Signature                 Title                           Date
____________________________________________________________________________

___________________        Chairman of the Board of         December 29, 1999
Daniel J. Priscu           Directors, Director






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