Form 10QSB
period 1999-12-31
CASTLE HOLDING CORP
filed 2000-02-08
CIK 802510

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                          __________________

                             FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
6,660,500 SHARES ($.0025 PAR VALUE) AT JANUARY  31, 2000

                        CASTLE  HOLDING CORP.
     FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999







                                INDEX



PART I.    FINANCIAL INFORMATION                                     PAGE

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition              3

           Consolidated Statements of Operations                       4

           Consolidated Statements of Cash Flows                       5

           Notes to Consolidated Financial Statements                  7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8


PART II.   OTHER INFORMATION                                           11


SIGNATURES                                                             12

EXHIBIT 27                                                             13

                CASTLE HOLDING CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   SEPTEMBER 30,  DECEMBER 31,
                                                           1999        1999
                                                                 (UNAUDITED)

ASSETS
Cash and cash equivalents                            $  383,133  $  449,968
Due from brokers                                        137,455     261,317
Securities owned, at market value                        35,620      57,371
Equipment, less accumulated depreciation of
  $164,151 and $46,024,  respectively                    31,667      42,906
Equipment under capital leases, less
  accumulated depreciation of $89,090
  and $45,899, respectively                              66,482      57,837
Leasehold improvements, less
  accumulated amortization of
  $77,296 and $86,621, respectively                     105,086     114,117
Other assets                                             55,996      44,452

Total assets                                         $  815,439  $1,027,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                                      $   87,500  $   87,500
  Accounts payable and accrued expenses                 245,256     305,764
  Commissions payable                                    17,175      81,682
  Income taxes payable                                    1,998         842
  Securities sold, not yet purchased, at market             806         540
  Obligations under capital leases                       71,428      63,021
    Loan subordinated to claims of general creditors     50,000      50,000

       Total liabilities                                474,163     589,349

Commitments and contingencies                                 -           -

Stockholders' equity:
  Common stock, $.0025 par value; authorized
   10,000,000 shares, issued and outstanding
    6,640,500 and 6,660,500 shares, respectively          16,601      16,651
  Additional paid - in capital                           862,444     865,994
  Accumulated deficit                                   (349,644)   (255,901)
    Total                                                529,401     626,744
  Less stock subscriptions receivable                   (188,125)   (188,125)

    Total stockholders' equity                           341,276     438,619
Total liabilities and stockholders' equity           $   815,439  $1,027,968

     See accompanying notes to consolidated financial statements.


                  CASTLE  HOLDING  CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                       THREE  MONTHS
                                                     ENDED DECEMBER 31,
                                                     1999           1998

Revenues:
  Commissions                                 $ 1,199,281    $   585,638
  Principal transactions                           72,438         36,865
  Interest and dividends                            3,535            736

    Total revenues                              1,275,254        623,239

Expenses:
  Commissions                                     166,399         70,544
  Clearing and execution costs                    255,516        167,172
  Communications                                  161,861         68,338
  Advertising                                      25,045          3,480
  Administrative compensation
    and employee benefits                         243,349        118,301
  Professional and consulting fees                 84,677         86,885
  Registration and regulatory fees                 17,461         13,573
  Occupancy                                        17,374         14,360
  Interest                                          6,768          8,006
  Other                                           202,134        143,277

   Total expenses                               1,180,584        693,936

Income (loss) before provision for
  income taxes                                     94,670        (70,697)

Provision for (benefit from) income taxes             927            340

Net income (loss)                             $    93,743    $   (71,037)

Net income (loss) per share:
  Basic and diluted                           $       .01    $      (.01)

Weighted average number of common
   shares outstanding:
   Basic                                        6,647,167       5,133,100

   Diluted                                      6,667,167       5,133,100



           See accompanying notes to consolidated financial statements.

                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                              THREE MONTHS ENDED DECEMBER 31,
                                                    1999              1998

Cash flows from operating activities:
  Net income (loss)                                      $ 93,743  $ (71,037)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
      Depreciation                                         20,738     18,276
      Issuance of common stock for services and rent        3,600     23,500
  Changes in assets and liabilities:
      Due from brokers                                   (123,862)   (89,174)
      Securities owned                                   ( 21,751)     5,570
      Other assets                                         11,544     (7,453)
      Accounts payable and accrued expenses                60,508      3,004
      Commissions payable                                  64,507     10,009
      Income taxes payable                                 (1,156)    (1,940)
      Securities sold, not yet purchased                     (266)    (2,983)

  Net cash provided by (used for) operating activities    107,605   (112,228)

Cash flows from investing activities:
  Purchases of equipment and leasehold improvements       (32,363)    (8,525)

Net cash used for investing activities                    (32,363)    (8,525)

Cash flows from financing activities:
  Proceeds from issuance of notes payable                       -     50,000
  Repayment of obligations under capital leases            (8,407)    (3,415)

  Net cash  provided by (used for) financing activities    (8,407)    46,585

Net increase (decrease)  in cash                           66,835     74,168)

Cash and cash equivalents, beginning of period            383,133    187,266

Cash and cash equivalents, end of period                 $ 449,968  $113,098


        See accompanying notes to consolidated financial statements.

                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                             1999      1998

Supplemental disclosures of cash flow information:
  Interest paid                                        $  13,743   $  18,481

  Income taxes paid                                    $   2,083   $   2,280

Schedule of non-cash operating activities:
  Issuance of common stock for services and rent       $   3,600   $  23,500

Schedule of non-cash investing activities:
  Acquisition of equipment in connection
    with capital lease obligations                     $       -   $   3,309

  Retirement of fully depreciated equipment            $ 172,731   $       -




       See accompanying notes to consolidated financial statements.

                  CASTLE HOLDING CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                               (UNAUDITED)




1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of December 31, 1999 and for the three months then ended were prepared by the Registrant without audit pursuant to the rules and regulations of the Securities and
     Exchange Commission ("SEC").   Certain information and footnote
     disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position,
     results of operations, and cash flows.   The results of operations for
     the respective periods presented are not necessarily indicative of the
     results for the respective complete years.   The Registrant has previously
     filed with the SEC an annual report on Form 10-KSB, which included audited financial statements for the year ended September 30, 1999. The financial statements contained in this filing should be read in conjunction with the statements and notes thereto.


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

3.   SUBSEQUENT EVENTS

     On January 7, 2000, CHC granted stock options (for a total of 400,000
     shares of its common stock) to 53 employees of the Company.   The
     options provide the respective employees the right to purchase CHC common stock at a price of $.50 per share and are exercisable and vest at a rate of 20% for each year commencing January 7, 2001.

     On January 7, 2000, CHC sold its president and treasurer a total of 200,000 shares of CHC common stock at a price of $.55 per share in exchange for two $55,000 promissory notes due January 7, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total stockholders' equity increased $97,343 from $341,276 at September 30,
1999 to $438,619 at December 31, 1999.   This increase was due primarily to
the $93,743 net income earned in the three months ended December 31, 1999.

Cash and cash equivalents increased $66,835 from $383,133 at September 30,
1999 to $449,968 at December 31, 1999.   This increase was due to $107,605
provided by operating activities, offset by $32,363 used for investing activities and $8,407 used for financing activities.

Results of Operations

General - Substantial positive and negative fluctuations can occur in the Registrant's business due to a variety of factors, including variations in the market value of securities, the volatility and liquidity oftrading markets,
and the level of market activity.    As a result, net income and revenues in
any particular period may not be representative of full-year results and may
vary significantly from year to year and from quarter to quarter.   In
addition, results of operations have been in the past and may in the future continue to be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level and volatility of interest rates, the valuation of securities positions and investments, and legislative and regulatory developments, as well as the size, number and timing of transactions. The Registrant's results of operations also may be materially affected by competitive factors and its ability to attract and retain highly skilled individuals.

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

Revenues by source - For the three months ended December 31, 1999 and 1998, revenues were derived as follows:


                                                       THREE  MONTHS
                                                      ENDED DECEMBER 31,
                                                      1999         1998

  Commissions:
    Castle Online                                $ 1,047,608   $  481,334
    Other                                            151,673      104,304

    Total commissions                              1,199,281      585,638

  Principal transactions:
    Trading accounts                                  70,859       37,235
    Investment accounts                                1,579         (370)

    Total principal transactions                      72,438       36,865

    Interest and dividends                             3,535          736

    Total revenues                               $ 1,275,254   $  623,239



Three Months ended December 31, 1999 compared to three months ended
               December 31, 1998 -

Net income for the three months ended December 31, 1999 was $93,743, or $.01 per share, compared to a net loss of $71,037, or $(.01) per share, for the
three months ended December 31,1998.   Total revenues increased $652,015
(105%) and total expenses increased $486,648 (70%) in 1999 compared to 1998. Revenues less commissions and clearing and execution costs were $853,339 in 1999 compared to $385,523 in 1998.

The increase in total revenues was due primarily to $566,274  higher
commissions derived from the Castle Online division of CSC-1.   Castle Online
customer transactions increased from 27,070 in the three months ended December 31, 1998 to 64,838 in the three months ended December 31, 1999. Castle Online funded customers increased from 214 at December 31, 1998 to 327 at December 31, 1999.

Commissions expense increased $95,855 (136%) in 1999 compared to 1998 as a
result of higher revenues.   Commissions expense as a percentage of total
revenues was 13% and 11% in 1999 and 1998, respectively.

Clearing and execution costs increased $88,344 (52%) in 1999 compared to 1998 as a result of increased Castle Online transactions, offset partially by $42,916 in order flow credits received from Knight Securities ("NITE") in 1999 (which reduced 1999 clearing and execution costs). Excluding the NITE order flow credits, clearing and execution costs as a percentage of total revenues was 23% and 27% in 1999 and 1998, respectively.

Communications expense increased $93,523 (137%) in 1999 compared to 1998. The increase was due largely to additional MCI quote line service starting in September 1999 and new UUNET internet service starting in May 1999.

Administrative compensation and employee benefits increased $125,048 (106%) in
1999 compared to 1998.   The increase was due to hiring of additional
administrative personnel and higher salary levels.

Other expenses increased $58,857 (41%) in 1999 compared to 1998. The increase was due to a $60,000 provision recorded in 1999 to increase the balance of
CSC-1's allowance for legal proceedings from $50,000 to $110,000.   The
$110,000 balance is included in accounts payable and accrued expenses on the consolidated statement of financial condition at December 31, 1999.

                    PART  II  -  OTHER  INFORMATION




Item 1.    LEGAL PROCEEDINGS

No additional reportable legal proceedings were initiated since
December 29, 1999, the filing date of Form 10-KSB for the fiscal year ended
September 30, 1999.   Reference should be made to the Registrant's Form
10-KSB for the fiscal year ended September 30, 1999 for the status of legal proceedings previously initiated.



Item 2.  CHANGES IN SECURITIES

(c) Equity securities of the Registrant sold by the Registrant during the quarterly period ended December 31, 1999 that were not registered under the Securities Act were:

     (1)   November 4, 1999 - 20,000 shares of Common Stock, $.0025 par value were issued to Equities Magazine LLC in exchange for certain specified advertising (valued at $3,600) to be provided the
           Company.   No underwriting discounts or commissions were paid  in
           connection with this issuance.   The Registrant claimed exemption
           from registration under Section 4 (2) of the Securities Act of 1933.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits - Financial Data Schedule included as Exhibit 27.
(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CASTLE HOLDING CORP.



February 4, 2000                        /s/ George R. Hebert
                                        GEORGE R. HEBERT
                                        PRESIDENT

February 4, 2000                        /s/ Michael T. Studer
                                        MICHAEL T. STUDER
                                        SECRETARY - TREASURER,
                                          PRINCIPAL FINANCIAL AND
                                          ACCOUNTING OFFICER

EXHIBIT 27
FINANCIAL DATA SCHEDULE FOR THE FIRST QUARTER ENDED DECEMBER 31, 1999 REQUIRED PURSUANT TO ITEM 601(C) OF REGULATION S-B

[NAME] CASTLE HOLDING CORP.
[MULTIPLIER] 1
[CURRENCY] 1
[PERIOD-TYPE] 3-MOS
[FISCAL-YEAR-END]DEC-31-1999
[PERIOD-START]OCT-01-1999
[PERIOD-END]DEC-31-1999
[EXCHANGE-RATE] 1
[CASH] 449,968
[RECEIVABLES] 261,317
[SECURITIES-RESALE] 0
[SECURITIES-BORROWED] 0
[INSTRUMENTS-OWNED] 57,371
[PP&E] 214,860
[TOTAL-ASSETS] 1,027,968
[SHORT-TERM] 87,500
[PAYABLES] 388,288
[REPOS-SOLD] 0
[SECURITIES-LOANED] 0
[INSTRUMENTS-SOLD] 540
<LONG TERM> 113,021
[COMMON] 16,651
[PREFERRED-MANDATORY] 0
[PREFERRED] 0
[OTHER-SE] 421,968
[TOTAL-LIABILITY-AND-EQUITY] 1,027,968
[TRADING-REVENUE] 72,438
[INTEREST-DIVIDENDS] 3,535
[COMMISSIONS] 1,199,281
[INVESTMENT-BANKING-REVENUES] 0
[FEE-REVENUE] 0
[INTEREST-EXPENSE] 6,768
[COMPENSATION] 409,748
[INCOME-PRETAX] 94,670
[INCOME-PRE-EXTRAORDINARY] 94,670
[EXTRAORDINARY] 0
[CHANGES] 0
[NET-INCOME] 93,743
[EPS-BASIC] .01
[EPS-DILUTED] .01