Form 10QSB
period 2000-03-31
CASTLE HOLDING CORP
filed 2000-05-15
CIK 802510

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                                       __________________
                          FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March  31, 2000
Commission file number 33-37809-NY
                                   CASTLE HOLDING CORP.
     (Exact name of small business issuer as specified in this charter)

            Nevada                                         77-0121957
(State of incorporation)                (IRS Employer Identification Number)

45 Church Street, Suite 25, Freeport, New York                       11520
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number,  including area code (516)868-2000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
6,910,900 shares ($.0025 par value) at April 30, 2000



                     CASTLE  HOLDING CORP.
   Form 10-QSB for the quarterly period ended March 31, 2000
                             INDEX
PART I.    FINANCIAL INFORMATION                                       Page

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition                3

           Consolidated Statements of Operations                         4

           Consolidated Statements of Cash Flows                         5

           Notes to Consolidated Financial Statements                    7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8

PART II.   OTHER INFORMATION                                            12


SIGNATURES                                                              13

EXHIBIT 27                                                              14



             CASTLE HOLDING CORP. AND SUBSIDIARIES
          Consolidated Statements of Financial Condition
                                                    March 31,    September 30,
                                                     2000        1999
                                                   (Unaudited)
Assets
Cash and cash equivalents                             $   684,609 $   383,133
Due from brokers                                          359,616     137,455
Securities owned, at market value                          54,263      35,620
Equipment, less accumulated depreciation of  $50,085
  and $164,151,  respectively                              55,336      31,667
Equipment under capital leases, less accumulated
  depreciation of $55,834 and $89,090, respectively       125,366      66,482
Leasehold improvements, less accumulated
  amortization of $97,735 and $77,296, respectively       124,974     105,086

Other assets                                               51,676      55,996

Total assets                                           $1,455,840 $   815,439

Liabilities and Stockholders' Equity

Liabilities:

  Notes payable                                        $   77,500  $   87,500
  Accounts payable and accrued expenses                   391,363     245,256
  Commissions payable                                     128,060      17,175
  Income taxes payable                                      1,319       1,998
  Securities sold, not yet purchased, at market                 2         806
  Obligations under capital leases                        130,215      71,428
  Loan subordinated to claims of general creditors         50,000      50,000


    Total liabilities                                     778,459     474,163

  Commitments and contingencies                                 -           -

Stockholders' equity:
  Common stock, $.0025 par value; authorized
    10,000,000 shares, issued and outstanding
     6,910,900 and 6,640,500 shares, respectively         17,277       16,601
  Additional paid - in capital                           992,068      862,444
  Accumulated deficit                                    (45,089)    (349,644)
    Total                                                964,256      529,401
  Less stock subscriptions receivable                   (286,875)    (188,125)

    Total stockholders' equity                           677,381      341,276

  Total liabilities and stockholders' equity          $1,455,840  $   815,439


  See accompanying notes to consolidated financial statements.


              CASTLE  HOLDING  CORP. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (Unaudited)

                                  Six  Months            Three Months
                                 Ended March 31,         Ended March 31,
                              2000         1999       2000          1999
Revenues:
 Commissions                  $2,711,179  $1,377,130  $ 1,511,898   $   791,492
 Principal transactions          216,544      99,552      144,106        62,687
 Interest and dividends            9,091       1,655        5,556           919
   Total revenues              2,936,814   1,478,337    1,661,560       855,098

Expenses:
 Commissions                     414,321     174,257      247,922       103,713
 Clearing and execution costs    626,479     394,054      370,963       226,882
 Communications                  283,082     117,200      143,226        48,862
 Advertising                      45,988      13,353       20,943         9,873
 Administrative compensation
  and employee benefits          545,586     274,312      302,237       156,011
 Professional and
  consulting fees                249,201     189,564      142,519       102,679
 Registration and
  regulatory fees                 21,377      24,364        3,916        10,791
 Occupancy                        35,125      30,980       17,751        16,620
 Interest                         13,856      17,236        7,088         9,230
 Other                           395,917     281,530      193,783       138,253
   Total expenses              2,630,932   1,516,850    1,450,348       822,914

Income (loss) before
 provision for income taxes      305,882     (38,513)     211,212        32,184

Provision for (benefit from)
 income taxes                      1,327         708          400           368

Net income (loss)            $   304,555     (39,221)     210,812   $    31,816

Net income (loss) per share:
 Basic and diluted           $       .05 $      (.01) $       .04   $       .01
Weighted average number of
common shares outstanding:
 Basic                         6,720,495   5,184,400    6,793,833     5,235,700

 Diluted                       6,750,495   5,184,400    6,833,833     5,235,700

           See accompanying notes to consolidated financial statements.

                  CASTLE HOLDING CORP. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                                    Six Months Ended March 31,
                                                     2000             1999
Cash flows from operating activities:
 Net income (loss)                                   $ 304,555        $ (39,221)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities:
   Depreciation                                         45,848           38,030
   Issuance of common stock for services and rent       10,300           23,500
 Changes in assets and liabilities:
   Due from brokers                                   (222,161)        (110,561)
   Securities owned                                   ( 18,643)           5,043
   Other assets                                          4,320              219
   Accounts payable and accrued expenses               146,107           44,325
   Commissions payable                                 110,885           29,537
   Income taxes payable                                   (679)          (1,572)
   Securities sold, not yet purchased                     (804)          (2,460)

 Net cash provided by (used for) operating activities  379,728          (13,160)

Cash flows from investing activities:
 Purchases of equipment and leasehold improvements     (70,825)         (23,842)

 Net cash used for investing activities                (70,825)         (23,842)

Cash flows from financing activities:
 Proceeds from issuance of notes payable                     -          260,000
 Net proceeds from sales of common stock                     -            7,500
 Collection of stock subscriptions receivable           11,250                -
 Repayment of notes payable                                  -          (50,000)
 Repayment of obligations under capital leases         (18,677)          (7,895)

 Net cash  provided by (used for) financing activities  (7,427)         209,605

Net increase (decrease)  in cash                       301,476          172,603

Cash and cash equivalents, beginning of period         383,133          187,266

Cash and cash equivalents, end of period             $ 684,609        $ 359,869

       See accompanying notes to consolidated financial statements.

                        CASTLE HOLDING CORP. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                      Six Months Ended March 31,
                                                        2000                1999
Supplemental disclosures of cash flow information:
 Interest paid                                        $    21,506    $    27,886

 Income taxes paid                                    $     1,319    $     2,280

Schedule of non-cash operating activities:
 Issuance of common stock for services and rent       $    10,300    $    23,500

Schedule of non-cash investing activities:
 Acquisition of equipment in connection
  with capital lease obligations                      $    77,464    $    22,038

 Retirement of fully depreciated equipment            $   172,731    $         -

Schedule of non-cash financing activities:
 Conversion of note payable to common stock           $    10,000    $         -

 Receipt of stock subscriptions receivable in
     connection with sale of common stock             $   110,000    $   160,000


     See accompanying notes to consolidated financial statements.

                CASTLE HOLDING CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
               For the Six Months Ended March 31, 2000
                             (Unaudited)

1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of March 31, 2000 and for the three and six months then ended were prepared by the Registrant without audit pursuant to the rules and regulations of the Securities and Exchange
Commission ("SEC").   Certain information and footnote disclosures normally
included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statememts have been made to present fairly the financial position, results of operations, and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Registrant has previously filed with the SEC an annual report on Form 10-KSB, which included audited financial statements for the year ended September 30, 1999. The financial statements contained in this filing should be read in conjunction with the statements and notes thereto.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total stockholders' equity increased $336,105 from $341,276 at September 30,
1999 to $677,381 at March 31, 2000.   This increase was due primarily to the
$304,555 net income earned in the six months ended March 31, 2000.

Cash and cash equivalents increased $301,476 from $383,133 at September 30,
1999 to $684,609 at March 31, 2000.   This increase was due to $379,728 provided
by operating activities, offset by $70,825 used for investing activities and $7,427 used for financing activities.

At March 31, 2000, CSC-1 had net capital of $346,243, which was $320,368 in
excess of its required net capital of $25,875.   At March 31, 2000, CSC-2 had
net capital of $248,670, which was $148,670 in excess of its required net capital of 100,000.

Results of Operations

General - Substantial positive and negative fluctuations can occur in the Registrant's business due to a variety of factors, including variations in the market value of securities, the volatility and liquidity of trading markets, and
the level of market activity.    As a result, net income and revenues in any
particular period may not be representative of full-year results and may vary
significantly from year to year and from quarter to quarter.   In addition,
results of operations have been in the past, an be, materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level and volatility of interest rates, the valuation of securities positions and investments, and legislative and regulatory developments, as well as the size, number and timing of transactions. The Registrant's results of operations also may be materially affected by competitive factors and its ability to attract and retain highly skilled individuals.

Castle Online - A substantial portion of the Registrant's revenues are presently
being derived from the Castle Online division of CSC-1.    This division offers
customers the ability to place securities orders electronically over the
Internet (website address: www.castleonline.com).   Many of its customers trade
actively and engage in day trading.   The SEC and NASD have proposed a variety
of rules regarding day trading that, if implemented, may adversely affect the Registrant.

Revenues by source - For the three months and six months ended March 31, 2000 and 1999, revenues were derived as follows:




                                  Six Months                      Three Months
                                 Ended March 3                   Ended March 31,
                               2000        1999         2000           1999
Commissions:
 Castle Online                 $2,343,426  $1,150,090   $1,295,818     $ 668,756
 Other                            367,753     227,040      216,080       122,736

 Total commissions              2,711,179   1,377,130    1,511,898       791,492

Principal transactions:
 Trading accounts                 213,105      99,312      142,246        62,077
 Investment accounts                3,439         240        1,860           610

 Total principal transactions     216,544      99,552      144,106        62,687

Interest and dividends              9,091       1,655        5,556           919

Total revenues                 $2,936,814  $1,478,337   $1,661,560     $ 855,098

Six Months ended March 31, 2000 compared to six months ended March 31, 1999 -
Net income for the six months ended March 31, 2000 was $304,555, or $.05 per share, compared to a net loss of $(39,221), or $(.01) per share, for the six months ended March 31,1999. Total revenues increased $1,458,477 (99%) and total expenses increased $1,114,082 (73%) in 2000 compared to 1999. Revenues less commissions and clearing and execution costs were $1,896,014 in 2000 compared to $910,026 in 1999.


The increase in total revenues was due primarily to $1,193,336  higher
commissions derived from the Castle Online division of CSC-1.   Castle Online
customer transactions increased from 65,989 in the six months ended March 31,
1999 to 144,663 in the six months ended March 31, 2000.   Castle Online funded
customers increased from 306 at March 31, 1999 to 331 at March 31, 2000.
Castle Online average revenue per transaction was $16.20 and $17.43 in 2000 and
1999, respectively.

Commissions revenue from other sources increased $140,713 (62%) in 2000 compared
to 1999.   Customer transactions totaled 12,035 and 12,409 in 2000 and 1999,
respectively.   Average revenue per transaction was $30.56 and $18.30 in 2000 and 1999, respectively.

Revenue from principal transactions increased $113,793 (115%) in 2000 compared
to 1999.   Principal transactions totaled 2,066 and 947 in 2000 and 1999,
respectively.   Average revenue per transaction was $104.81 and $105.12 in 2000 and 1999, respectively.

Commissions expense increased $240,064 (138%) in 2000 compared to 1999 as a
result of higher revenues.   Commissions expense as a percentage of total
revenues was 14% and 12% in 2000 and 1999, respectively.

Clearing and execution costs increased $232,425 (59%) in 2000 compared to 1999 as a result of increased Castle Online transactions, offset partially by $70,976 in order flow credits received from Knight Securities ("NITE") in 2000 (which reduced 2000 clearing and execution costs). Excluding the NITE order flow credits, clearing and execution costs as a percentage of total revenues was 24% and 27% in 2000 and 1999, respectively.

Communications expense increased $165,882 (142%) in 2000 compared to 1999. The increase was due largely to new UUNET Internet service starting in May 1999, additional MCI quote line service starting in September 1999, digital telephone lines installed in February 2000, increased telephone usage, and increased purchases of computer and server parts and accessories.

Administrative compensation and employee benefits increased $271,274 (99%) in
2000 compared to 1999.   The increase was due to hiring of additional
administrative personnel and higher salary levels.

Other expenses increased $114,387 (41%) in 2000 compared to 1999.  The increase was due to a $135,000 provision recorded in 2000 to increase the balance of
CSC-1's allowance for legal proceedings from $50,000 to $185,000.   The $185,000
balance is included in accounts payable and accrued expenses on the consolidated statement of financial condition at March 31, 2000.


Three Months ended March 31, 2000 compared to three months ended March 31, 1999-
Net income for the three months ended March 31, 2000 was $210,812, or $.04 per share, compared to  net income of $31,816, or $.01 per share, for the three
months ended March 31,1999.   Total revenues increased $806,462 (94%) and total
expenses increased $627,434 (76%) in 2000 compared to 1999.   Revenues less
commissions and clearing and execution costs were $1,042,675 in 2000 compared to $524,503 in 1999.

The increase in total revenues was due primarily to $627,062  higher commissions
derived from the Castle Online division of CSC-1.   Castle Online customer
transactions increased from 38,919 in the three months ended March 31, 1999 to
79,825 in the three months ended March 31, 2000.  Castle Online average revenue per transaction was $16.23 and  $17.18 in 2000 and 1999, respectively.

Commissions revenue from other sources increased $93,344 (76%) in 2000 compared
to 1999.   Customer transactions totaled 5,293 and 6,230 in 2000 and 1999,
respectively.   Average revenue per transaction was $40.82 and $19.70 in 2000 and 1999, respectively.

Revenue from principal transactions increased $81,419 (130%) in 2000 compared to
1999.   Principal transactions totaled 948 and 511 in 2000 and 1999,
respectively.   Average revenue per transaction was $152.01 and $122.68 in 2000 and 1999, respectively.

Commissions expense increased $144,209 (139%) in 2000 compared to 1999 as a
result of higher revenues.   Commissions expense as a percentage of total
revenues was 15% and 12% in 2000 and 1999, respectively.

Clearing and execution costs increased $144,081 (64%) in 2000 compared to 1999 as a result of increased Castle Online transactions, offset partially by $28,060 in order flow credits received from NITE in 2000 (which reduced 2000 clearing and execution costs). Excluding the NITE order flow credits, clearing and execution costs as a percentage of total revenues was 24% and 27% in 2000 and 1999, respectively.

Communications expense increased $94,364 (193%) in 2000 compared to 1999. The increase was due largely to new UUNET Internet service starting in May 1999, additional MCI quote line service starting in September 1999, digital telephone lines installed in February 2000, increased telephone usage, and increased purchases of computer and server parts and accessories.

Other expenses increased $55,530 (40%) in 2000 compared to 1999. The increase was due to a $75,000 provision recorded in 2000 to increase the balance of CSC-1's allowance for legal proceedings from $110,000 to $185,000.


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

Item 2.  CHANGES IN SECURITIES

(c) Equity securities of the Registrant sold by the Registrant during the quarterly period ended March 31, 2000 that were not registered under the Securities Act were:



                   Title of
Date of Sale       Security  Shares   Purchaser(s)          Consideration

January 7, 2000    Common    100,000  George R. Hebert (1)  $55,000 stock
                   Stock                                    subscription
                                                            promissory note

January 7, 2000    Common    100,000  Michael T. Studer (1) $55,000 stock
                   Stock                                    subscription
                                                            promissory note

March 15, 2000     Common      7,400  74 employees of       Services valued at
                   Stock              clearing agent        $3,700
                                      (100 shares each)

March 30, 2000     Common      3,000  Sandor Marketing      Services valued at
                   Stock              Group, Inc.           $3,000


Legend:

(1)   Officer and director of Registrant

No underwriting discounts or commissions were paid in connection with any of the above sales. For all of the above sales, the Registrant claimed exemption from registration under section 4(2) of the Securities Act of 1933.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - Financial Data Schedule included as Exhibit 27.
(b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CASTLE HOLDING CORP.

May 12, 2000                            /s/ George R. Hebert
                                        George R. Hebert
                                        President

May 12, 2000                            /s/ Michael T. Studer
                                        Michael T. Studer
                                        Secretary - Treasurer,
                                            Principal Financial and
                                            Accounting Officer

EXHIBIT 27
Financial Data Schedule for the second quarter ended March 31, 2000 required pursuant to Item 601(c) of Regulation S-B

[NAME] CASTLE HOLDING CORP.
[MULTIPLIER] 1
[CURRENCY] 1
[PERIOD-TYPE] 3-MOS
[FISCAL-YEAR-END]SEP-30-2000
[PERIOD-START]JAN-01-2000
[PERIOD-END]MAR-31-2000
[EXCHANGE-RATE] 1
[CASH] 684,609
[RECEIVABLES] 359,616
[SECURITIES-RESALE] 0
[SECURITIES-BORROWED] 0
[INSTRUMENTS-OWNED] 54,263
[PP&E] 305,676
[TOTAL-ASSETS] 1,455,840
[SHORT-TERM] 77,500
[PAYABLES] 520,742
[REPOS-SOLD] 0
[SECURITIES-LOANED] 0
[INSTRUMENTS-SOLD] 2
<LONG TERM> 180,215
[COMMON] 17,277
[PREFERRED-MANDATORY] 0
[PREFERRED] 0
[OTHER-SE] 660,104
[TOTAL-LIABILITY-AND-EQUITY] 1,455,840
[TRADING-REVENUE] 144,106
[INTEREST-DIVIDENDS] 5,556
[COMMISSIONS] 1,511,898
[INVESTMENT-BANKING-REVENUES] 0
[FEE-REVENUE] 0
[INTEREST-EXPENSE] 7,088
[COMPENSATION] 550,159
[INCOME-PRETAX] 211,212
[INCOME-PRE-EXTRAORDINARY] 211,212
[EXTRAORDINARY] 0
[CHANGES] 0
[NET-INCOME] 210,812
[EPS-BASIC] .04
[EPS-DILUTED] .04