Form 10QSB
period 2000-06-30
CASTLE HOLDING CORP
filed 2000-08-14
CIK 802510

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                          __________________

                             FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
6,914,100 SHARES ($.0025 PAR VALUE) AT JULY 31, 2000



















                        CASTLE  HOLDING CORP.
       FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000







                                INDEX




PART I.    FINANCIAL INFORMATION                              PAGE

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition       3

           Consolidated Statements of Operations                4

           Consolidated Statements of Cash Flows                5

           Notes to Consolidated Financial Statements           7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  10


PART II.   OTHER INFORMATION                                    15


SIGNATURES                                                      16

EXHIBIT 27                                                      17

               CASTLE HOLDING CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                  JUNE 30,      SEPTEMBER 30,
                                                    2000            1999
ASSETS                                            (UNAUDITED)
Cash and cash equivalents                         $    551,588   $   383,133
Due from brokers                                       314,818       137,455
Securities owned, at market value                       44,148        35,620
Equipment, less accumulated depreciation of
  $56,619 and $164,151  respectively                    73,159        31,667
Equipment under capital leases, less
  accumulated depreciation of $67,06
  and $89,090, respectively                            114,136        66,482
Leasehold improvements, less
  accumulated amortization of
  $110,972 and $77,296, respectively                   134,964       105,086
Other assets                                            50,097        55,996

Total assets                                       $ 1,282,910   $   815,439

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                                  $      77,500  $     87,500
  Accounts payable and accrued expenses                383,983       245,256
  Commissions payable                                   19,912        17,175
  Income taxes payable                                   1,830         1,998
  Securities sold, not yet purchased, at market              2           806
  Obligations under capital leases                     117,973        71,428
  Loan subordinated to claims of general creditors      50,000        50,000

   Total liabilities                                   651,200       474,163

Commitments and contingencies                                -             -

Stockholders' equity:
  Common stock, $.0025 par value; authorized
   10,000,000 shares, issued and outstanding
   6,914,100 and 6,640,500 shares, respectively         17,285        16,601
  Additional paid - in capital                         994,910       862,444
  Accumulated deficit                                 (103,610)     (349,644)
    Total                                              908,585       529,401
  Less stock subscriptions receivable                 (276,875)     (188,125)

    Total stockholders' equity                         631,710       341,276

Total liabilities and stockholders' equity         $ 1,282,910   $   815,439

   See accompanying notes to consolidated financial statements.

                  CASTLE  HOLDING  CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                        NINE MONTHS            THREE MONTHS
                                       ENDED JUNE 30,         ENDED JUNE 30,
                                      2000        1999       2000        1999
Revenues:
  Commissions                  $ 3,426,188  $2,238,310  $ 715,009  $ 861,180
  Principal transactions           240,160     285,434     23,616    185,882
  Interest and dividends            15,861       3,744      6,770      2,089

    Total revenues               3,682,209   2,527,488    745,395  1,049,151

Expenses:
  Commissions                      475,198     386,535     60,877    212,278
  Clearing and execution costs     755,128     614,652    128,649    220,598
  Communications                   413,426     159,427    130,344     42,227
  Advertising                       59,204      20,894     13,216      7,541
  Administrative compensation
    and employee benefits          795,649     510,515    250,063    236,203
  Professional and consulting fe   309,663     298,958     60,462    109,394
  Registration and regulatory fees  22,744      27,923      1,367      3,559
  Occupancy                         52,876      47,400     17,751     16,420
  Interest                          21,729      24,902      7,873      7,666
  Other                            528,575     420,172    132,658    138,642

   Total expenses                3,434,192   2,511,378    803,260    994,528

Income (loss) before provision for
   income taxes                    248,017      16,110    (57,865)    54,623

Provision for (benefit from)
   income taxes                      1,983       1,861        656      1,153

Net income (loss)             $    246,034   $  14,249  $ (58,521)  $ 53,470

Net income (loss) per share:
   Basic and diluted          $        .04   $     .00  $    (.01)  $    .01

Weighted average number of common
   shares outstanding:
  Basic                          6,784,044   5,564,178  6,911,133  6,323,700

  Diluted                        6,804,044   5,564,178  6,911,133  6,323,700

        See accompanying notes to consolidated financial statements.

                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                   NINE MONTHS ENDED JUNE 30,
                                                         2000          1999
Cash flows from operating activities:
  Net income (loss)                                $  246,034    $   14,249
  Adjustments to reconcile net income (loss)
   to net cash provided by (used for)
   operating activities:
      Depreciation                                     76,850        60,198
      Issuance of common stock for services and rent   13,150        59,500
  Changes in assets and liabilities:
    Due from brokers                                 (177,363)     (109,589)
    Securities owned                                   (8,528)      (10,760)
    Other assets                                        5,899       (26,049)
    Accounts payable and accrued expenses             138,727        52,623
    Commissions payable                                 2,737        48,487
    Income taxes payable                                 (168)       (1,219)
    Securities sold, not yet purchased                   (804)       (1,952)

  Net cash provided by (used for) operating activities 296,534       85,488

Cash flows from investing activities:
  Purchases of equipment and leasehold improvements  (118,410)      (38,089)

  Net cash used for investing activities             (118,410)      (38,089)

Cash flows from financing activities:
 Proceeds from issuance of notes payable                    -        60,000
 Net proceeds from sales of common stock                    -       227,500
 Collection of stock subscriptions receivable          21,250             -
 Repayment of notes  payable                                -      (100,000)
 Repayment of obligations under capital leases        (30,919)      (14,575)

 Net cash provided by (used for) financing activities  (9,669)      172,925

Net increase (decrease)  in cash                      168,455       220,324

Cash and cash equivalents, beginning of period        383,133       187,266

Cash and cash equivalents, end of period           $  551,588     $ 407,590


        See accompanying notes to consolidated financial statements.



                   CASTLE HOLDING CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                  NINE MONTHS ENDED JUNE 30,
                                                        2000           1999

Supplemental disclosures of cash flow information:
  Interest paid                                    $  25,554      $  29,728

  Income taxes paid                                $   2,151      $   3,080

Schedule of non-cash operating activities:
  Issuance of common stock for services and rent   $  13,150      $  59,550

Schedule of non-cash investing activities:
  Acquisition of equipment in connection
    with capital lease obligations                $   77,464      $  54,829

  Retirement of fully depreciated equipment       $  172,731              -

Schedule of non-cash financing activities:
  Conversion of note payable to common stock      $   10,000      $       -

  Receipt of stock subscriptions receivable in
    connection with sale of common stock          $  110,000      $  160,000


       See accompanying notes to consolidated financial statements.

                 CASTLE HOLDING CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED JUNE 30, 2000
                               (UNAUDITED)

1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of June 30, 2000 and for the three and nine months then ended were prepared by the Registrant without audit pursuant to the rules and regulations of the Securities and Exchange
     Commission ("SEC").   Certain information and footnote disclosures normally
     included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position, results of operations, and cash flows. The results of operations for the respective periods presented are not necessarily
     indicative of the results for the respective complete years.   The
     Registrant has previously filed with the SEC a Form 10-KSB, which included
     audited financial statements for the year ended September 30, 1999.   The
     financial statements contained in this filing should be read in conjunction with the statements and notes thereto.

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

3.   OBLIGATIONS UNDER CAPITAL LEASES

     In February 2000, one of CHC's subsidiaries acquired a telephone system pursuant to a five year noncancelable capital lease agreement requiring monthly payments of $ 1,658.

     At June 30, 2000, the aggregate future minimum remaining lease payments under noncancelable capital lease agreements were as follows:

       YEAR ENDED
       SEPTEMBER 30,                                       AMOUNT
         2000                                          $   17,836
         2001                                              44,618
         2002                                              33,034
         2003                                              19,893
         2004                                              19,893
         2005                                               6,631

        Total                                             141,905

        Less amount representing interest               $ (23,932)

        Net present value of capital lease obligations  $  117,973

                  CASTLE HOLDING CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED JUNE 30, 2000
                               (UNAUDITED)





4.   1998 INCENTIVE STOCK OPTION PLAN

     On January 7, 2000, CHC granted stock options (for a total of 399,500
     shares of its common stock) to 52 employees of the Company.   The options
     provide the respective employees the right to purchase CHC common stock at a price of $.50 per share and are exercisable and vest at a rate of 20% for each year commencing January 7, 2001.

     Activity relating to CHC's stock options follows:

                                                              Number of
                                                                Shares
       Balance at September 30, 1999                           360,000
       Granted during the nine months ended June 30, 2000      399,500

       Balance at June 30, 2000                                759,000


5.   COMMITMENTS AND CONTINGENCIES

     Clearing agreement - In April 2000, CSC-1 renewed its clearing agreement for a two year period effective November 1, 1999. In connection therewith, CSC-1 received $86,649 in April 2000 for fee adjustments for the months November 1999 to March 2000. The $86,649 is reflected in the consolidated statement of operations in the three months ended June 30, 2000 as a reduction in clearing and execution costs.

     Litigation - On September 13, 1994, the SEC filed a civil action against CSC-1, its president, a former registered representative, and eight other
     defendants.   The action alleges violations of Sections 5(a) and (c), and
     17(a) of the Securities Act of 1933, Sections 10 (b) and 15c of the Securities Exchange Act of 1934 and Rules 10b3, 10b-5, 10b-6, and 15d-2
     thereunder.   The complaint seeks injunctive relief and disgorgement of
     profits approximating $175,000.   CSC-1 answered the complaint and is
     vigorously defending the action.

                  CASTLE HOLDING CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED JUNE 30, 2000
                               (UNAUDITED)



     On October 6, 1994, the NASD Market Surveillance Committee (the "MSC") commenced a disciplinary proceeding against CSC-1, its president, and two former registered representatives. The Complaint alleges violations of
     Article 3, Sections 1, 4, 18 and 27 of the Association's Rules of Fair Practice and Section 10 (b) of the Securities Exchange Act of 1934 and
     Rule 10b-5 thereunder.   After a hearing on June 20, 1995, the MSC, in its
     Decision dated February 7, 1996, fined CSC-1 and its president jointly and severally $25,000 and ordered them to make restitution to specified
     customers totaling approximately $10,000.   CSC-1 and its president
     appealed the Decision to the National Business Conduct Committee (the "NBCC") of the NASD and a hearing of the appeal was held on June 7, 1996. In its Amended Decision dated October 21, 1996, the NBCC affirmed the fines and restitution order.  On November 15, 1996, CSC-1 and its president
     appealed the NBCC Amended Decision to the SEC.   On January 7, 1988, the
     SEC affirmed the NBCC Amended Decision.  On May 18, 1998, the SEC denied
     CSC-1's Motion for Reconsideration filed January 21, 1998.   On February 5,
     and June 15, 1998, CSC-1 and its president filed petitions for review of the SEC actions to the Second Circuit of the United States Court of Appeals, which matters are pending.

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

     As of June 30, 2000, the Company accrued approximately $185,000 in
     connection with the above litigations.   Such amount is included in
     accounts payable and accrued expenses.

                  CASTLE HOLDING CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED JUNE 30, 2000
                               (UNAUDITED)




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total stockholders' equity increased $290,434,  from $341,276 at September
30,1999 to $631,710 at June 30, 2000.   This increase was due primarily to
$246,034 net income earned in the nine months ended June 30, 2000.

Cash and cash equivalents increased $168,455,  from $383,133 at September
30,1999 to $551,588 at June 30, 2000.   This increase was due primarily to the
$296,534 provided by operating activities, offset by $118,410 used for investing activities and $9,669 used for financing activities.

At June 30, 2000, CSC-1 had net capital of $279,939, which was $260,657 in
excess of its required net capital of $19,282.   At June 30, 2000, CSC-2  had
net capital of $230,305, which was $130,305 in excess of its required net capital of $100,000.

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

Castle Online - A substantial portion of the Registrant's revenues are presently being derived from the Castle Online division of CSC-1. This division offers customers the ability to place securities orders electronically over the internet (website address www.castleonline.com). Many of its customers trade
actively and engage in day trading .   The SEC and NASD may propose rules
regarding day trading which, if implemented, may adversely affect the Registrant.

                  CASTLE HOLDING CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED JUNE 30, 2000
                               (UNAUDITED)




Revenues by source - For the three months and nine months ended June 30, 2000 and 1999, revenues were derived as follows:

                                     NINE MONTHS               THREE MONTHS
                                    ENDED JUNE 30,            ENDED JUNE 30,
                                   2000        1999         2000         1999
Commissions:
  Castle Online             $ 2,990,957 $ 1,878,742   $  647,531  $   728,652
  Other                         435,231     359,568       67,478      132,528

  Total commissions           3,426,188   2,238,310      715,009      861,180

Principal transactions:
  Trading accounts              239,092     285,490       25,987      186,178
  Investment accounts             1,068         (56)      (2,371)        (296)

  Total principal transactions  240,160      285,434      23,616      185,882

Interest and dividends           15,861        3,744       6,770        2,089

Total revenues             $  3,682,209  $ 2,527,488    $745,395   $1,049,151

Nine months ended June 30, 2000 compared to nine months ended June 30, 1999 -
Net income for the nine months ended June 30, 2000 was $246,034, or $.04 per share, compared to net income of $14,249, or $.00 per share, for the nine months
ended June 30,1999.   Total revenues increased $1,154,721 (46%) and total
expenses increased $922,814 (37%) in 2000 compared to 1999. Revenues less commissions and clearing and execution costs were $2,451,883 in 2000 compared to
$1,526,301 in 1999.


                 CASTLE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000
                              (UNAUDITED)


Commissions revenue from the Castle Online division of CSC-1 increased $1,112,215 (59%) from $1,878,742 in 1999 to $2,990,957 in 2000 for the nine month periods. Castle Online customer transactions increased from 110,862 in the nine months ended June 30,1999 to 184,994 in the nine months ended June 30,
2000.   Castle Online funded customers decreased from 364 at June 30, 1999 to 326 at June 30, 2000. Castle Online average revenue per transaction was $16.17 and $16.95 in 2000 and 1999, respectively.

Commissions revenue from other sources increased $75,663 (21%) from $359,568
in 1999 to $435,231 in 2000 for the nine month periods.   Customer transactions
totaled 17,100 and 18,596 in 2000 and 1999,  respectively.   Average revenue per
transaction was $25.45 and $19.34 in 2000 and 1999, respectively. Revenue from principal transactions decreased $45,274 (16%) from $285,434 in 1999 to $240,160
in 2000 for the nine month periods.   Principal transactions totaled 2,302 and
1,661 in 2000 and 1999, respectively.   Average revenue per transaction was
$104.33 and $171.84 in 2000 and 1999, respectively.

Commissions expense increased $88,663 (23%) from $386,535 in 1999 to $475,198
in 2000 for the nine month periods as a result of higher revenues.   Commissions
expense as a percentage of total revenues was 13% and 15% in 2000 and 1999, respectively.

Clearing and execution costs increased $140,476 (23%) from $614,652 in 1999 to $755,128 in 2000 for the nine month periods as a result of increased Castle Online transactions, offset partially by $75,203 in order flow credits received in 2000 (which reduced year 2000 clearing and execution costs). Excluding the order flow credits, clearing and execution costs as a percentage of total revenues was 23% and 24% in 2000 and 1999, respectively.

Communications expense increased $253,999 (159%) from $159,427 in 1999 to $413,426 in 2000 for the nine month periods. The increase was due largely to new UUNET internet service starting in May 1999, additional MCI quote line service starting in September 1999, digital telephone lines installed in February 2000, increased telephone usage, and increased purchases of computer and server parts and accessories.

Administrative compensation and employee benefits increased $285,134 (56%)
from $510,515 in 1999 to $795,649 in 2000 for the nine month periods.   The
increase was due to hiring of additional administrative personnel and higher salary levels.

Other expenses increased $108,403 (26%) from $420,172 in 1999 to $528,575 in
2000 for the nine month periods.   The increase was due to a $135,000 provision
recorded in 2000 to increase the balance of CSC-1's allowance for legal proceedings from $50,000 to $185,000.
The $185,000 balance is included in accounts payable and accrued expenses on the consolidated statement of financial condition at June 30, 2000.

                 CASTLE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000
                              (UNAUDITED)




Three months ended June 30, 2000 compared to three months ended June 30,1999 - Net loss for the three months ended June 30, 2000 was $58,521, or $(.01) per share, compared to net income of $53,470, or $.01 per share, for the three
months ended June 30, 1999.   Total revenues decreased $303,756 (29%) and total
expenses decreased $191,268 (19%) in 2000 compared to 1999. Revenues less commissions and clearing and execution costs were $555,869 in 2000 compared to $616,275 in 1999. In 2000, clearing and execution costs were reduced by $86,649 received from CSC-1's clearing agent for prior quarters' fee adjustments.

Commissions revenue from the Castle Online division of CSC-1 decreased $81,121 (11%) from $728,652 in 1999 to $647,531 in 2000 for the three month
periods.   Castle Online customer transactions  decreased from 44,873 in the three months ended June 30, 1999 to 40,331 in the three months ended June 30, 2000. Castle Online average revenue per transaction was $16.06 and $16.24 in 2000 and 1999, respectively. The 49% decline in Castle Online customer transactions from 79,825 in the preceding three months ended March 31, 2000 to 40,331 in the three months ended June 30, 2000 was due largely to the downturn in prices of Nasdaq securities (which involve over 90% of Castle Online transactions) and consequent reduction in customers' equity and activity.

Commissions revenue from other sources decreased $65,050 (49%) from $132,528 in 1999 to $67,478 in 2000 for the three month periods. Customer transactions
totaled 5,065 and 6,187 in 2000 and 1999, respectively.   Average revenue per
transaction was $13.32 and $21.42 in 2000 and 1999, respectively.

Revenue from principal transactions decreased $162,266 (87%) from $185,882 in
1999 to $23,616 in 2000 for the three month periods.   Principal transactions
totaled 236 and 714 in 2000 and 1999, respectively.   Average revenue per
transaction was $100.07 and $260.34 in 2000 and 1999, respectively. Monthly volume on the OTC Bulletin Board (where most of the securities which CSC-2 makes markets in are quoted) decreased from over 24,000,000,000 shares in March 2000 to approximately 4,100,000,000 shares in June 2000.

Commissions expense decreased $151,401 (71%) from $212,278 in 1999 to $60,877 in 2000 for the three month periods as a result of lower revenues. Commissions expense as a percentage of total evenues was 8% and 20% in 2000 and 1999, respectively. The percentage decrease in 2000 was a result of a higher percentage of total revenues derived from Castle Online(87% and 69% in 2000 and 1999, respectively), where commission payout percentages are lower than from other revenue sources.

                 CASTLE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000
                              (UNAUDITED)



Clearing and execution costs decreased $91,949 (42%) from $220,598 in 1999 to $128,649 in 2000 for the three month periods as a result of decreased
transactions.   Excluding the $86,649 received for prior quarters' fee
adjustments (which reduced year 2000 clearing and execution costs), clearing and xecution costs as a percentage of total revenues was 29% and 21% in 2000 and 1999, respectively. The percentage increase in 2000 was due primarily to lower average revenues per transaction; clearing and execution rates remained approximately the same.


Communications expense increased 88,117 (209%) from $42,227 in 1999 to $130,344 in 2000 for the three month periods. The increase was due largely to new UUNET internet service starting in May 1999, additional MCI quote line service starting in September 1999, digital telephone lines installed in February 2000, increased telephone usage, and increased purchases of computer and server parts and accessories.

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



Item 2.  CHANGES IN SECURITIES

(c) Equity securities of the Registrant sold by the Registrant during the quarterly period ended June 30, 2000 that were not registered under the Securities Act were:

                  Title of
   Date of Sale   Security    Shares   Purchaser(s)           Consideration

   May 1, 2000     Common      700     7 employees of         Services valued
                   Stock               investor relations     of $350
                                       firm (100 shares each)

  June 29, 2000    Common     2,500    Investors Relations    Services valued at
                   Stock               Group Inc.             $2,500

No underwriting discounts or commissions were paid in connection with any of
the above sales.   For all of the above sales, the Registrant claimed exemption from registration under section 4 (2) of the Securities Act of 1933.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits - Financial Data Schedule included as Exhibit 27.
(b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CASTLE HOLDING CORP.



August 11, 2000                         /s/ George R. Hebert
                                        GEORGE R. HEBERT
                                        PRESIDENT

August 11, 2000                         /s/ Michael T. Studer
                                        MICHAEL T. STUDER
                                        SECRETARY - TREASURER,
                                            PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER

EXHIBIT 27
FINANCIAL DATA SCHEDULE FOR THE THIRD QUARTER ENDED JUNE 30, 2000 REQUIRED PURSUANT TO ITEM 601(C) OF REGULATION S-B

[NAME] CASTLE HOLDING CORP.
[MULTIPLIER] 1
[CURRENCY] 1
[PERIOD-TYPE] 3-MOS
[FISCAL-YEAR-END]SEP-30-2000
[PERIOD-START]APR-01-2000
[PERIOD-END]JUN-30-2000
[EXCHANGE-RATE] 1
[CASH] 551,588
[RECEIVABLES] 0
[SECURITIES-RESALE] 0
[SECURITIES-BORROWED] 0
[INSTRUMENTS-OWNED] 44,148
[PP&E] 322,259
[TOTAL-ASSETS] 1,282,910
[SHORT-TERM] 77,500
[PAYABLES] 405,725
[REPOS-SOLD] 0
[SECURITIES-LOANED] 0
[INSTRUMENTS-SOLD] 2
<LONG TERM> 167,973
[COMMON] 17,285
[PREFERRED-MANDATORY] 0
[PREFERRED] 0
[OTHER-SE] 614,425
[TOTAL-LIABILITY-AND-EQUITY] 128,910
[TRADING-REVENUE] 23,616
[INTEREST-DIVIDENDS] 6,770
[COMMISSIONS] 715,009
[INVESTMENT-BANKING-REVENUES] 0
[FEE-REVENUE] 0
[INTEREST-EXPENSE] 7,873
[COMPENSATION] 310,940
[INCOME-PRETAX] (57,865)
[INCOME-PRE-EXTRAORDINARY] (57,865)
[EXTRAORDINARY] 0
[CHANGES] 0
[NET-INCOME] (58,521)
[EPS-BASIC] (.01)
[EPS-DILUTED] (.01)