Form 10KSB
period 2000-09-30
CASTLE HOLDING CORP
filed 2001-01-02
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549




FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of
1934

For the fiscal year ended September 30, 2000

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ______________ to ________________

Commission File Number  33-37809-NY

                                             CASTLE  HOLDING  CORP.
                           (Name of Small Business Issuer in its Charter)


             Nevada
(State of Other Jurisdiction of Incorporation)
							77-0121957
					(I.R.S. Employer Identification No.)

45 Church  Street,  Suite  25,  Freeport , New York                  11520
(Address of Principal Executive Offices)	                   (Zip Code)

Issuer's Telephone Number: (516) 868-2000

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $.0025 per share.

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports(s), and (2) has been subject to such filing requirements for the past 90 days. ____Yes X No

Check if there is no disclosure of delinquent filers in response to item 405 of Regulations S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this form 10-KSB or any amendment to this form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year was $4,406,495.

As of November 30, 2000 the aggregate market value of the registrant's common stock (based on its $ .125 reported last bid price on the OTC Bulletin Board) held by non-affiliates of the registrant was $346,875.

As of November 30, 2000, there were 6,914,100 common shares outstanding.

PART I


Item 1.  DESCRIPTION OF BUSINESS

Castle Holding Corp. (the "Company" or the "Registrant") is a holding company incorporated in Nevada on June 13, 1986. The Company conducts substantially all of its business through two subsidiaries, Castle Securities Corp. ("Castle" or "CSC-1") and Citadel Securities Corp. ("Citadel" or "CSC-2"). Castle was incorporated in New York on December 7, 1984 and operates as a
broker-dealer in securities.   Its businesses activities include the
underwriting and brokerage of fixed income and equity securities. Citadel was incorporated in New York on April 11, 1991 and also operates as a
broker-dealer in securities.   Citadel makes markets in Nasdaq, OTC Bulletin
Board and "Pink Sheets" securities, has no retail customers, and conducts business exclusively with other broker-dealers.

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


Revenues by Source

For the years ended September 30, 2000 and 1999, revenues were derived as follows:

                                                         Years Ended September 30,
   Commissions:						   2000	           1999
         Castle Online					$ 3,554,846	$ 2,484,152
         Other stocks and bonds                             491,314         442,634
         Mutual funds		                             68,894	     16,566

         Total commissions	                          4,115,054	  2,943,352

   Principal transactions:
         Trading accounts	                            268,570	    358,933
          Investment accounts                        	      1,043	        280

          Total principal transactions	                    269,613	    359,213

   Interest and dividends            		             21,828	      7,098

   Total revenues	 	                	$ 4,406,495	$ 3,309,663





Castle Online

Castle Online ("Online") is a division of Castle which, started in July 1996 to allow customers to engage in securities transactions directly over the Internet. In April 1997, Online installed a T-1 fiber optics data feed expandable into a T-3 data feed. To date, only securities listed on the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock
Market have been available to Online customers.

Castle maintains a web site (www.castleonline.com) where parties interested in online trading can both learn about the various features of this service and can register for trading. This system offers customers the ability to execute day trades (the practice of buying and selling securities, usually exiting the position in the same day) using Online Java Trader order entry software.

With respect to the Nasdaq Stock Market (over 95% of Online transactions involve securities listed there), the system offers five routing selections
for customers to transact their buying and selling.   The first is SOES, an
automated execution method that allows an investor to buy at the offer and
sell at the bid.   The second is SelectNet, whereby an investor can submit
an order within the spread for only market makers to view and possibly execute. We also offer three Electronic Communications Networks ("ECNs") to choose from: Island ("ISLD"), Archipelago ("ARCA"), and Nextrade
("NTRD").   By submitting an order on an ECN, an investor "posts" the order to buy or sell a security on the Nasdaq Level 2 screen, so that the entire market can see it and execute on it. The ISLD, ARCA, or NTRD symbol, which displays the customer order like a market maker, will move to the price designated by an investor's order.

Online's software offers customers the ability to place unsolicited market and limit orders and view executions without the necessity of telephone calls to Castle registered representatives. For $75 per month ($0 if customer monthly transactions exceed 100), customers are provided real time Nasdaq level II quotes, other quotes, news, and charts.
Commissions start at $19.95 per trade.

For the years ended September 30, 1998, 1999, and 2000, Online customer transactions totaled 57,610, 149,107, and
209,679, respectively.

Registrant expects Online to become its primary source of future growth, revenues and profitability.

Principal  Transactions

In April 1994, Castle resumed market-making activities in over-the-counter equity securities (Castle had ceased such activities on August 24, 1992).
In April 1996, such activities were transferred to Citadel.   At September
30, 2000, Citadel employs one trader making markets in a total of 46 securities, 1 quoted on the Nasdaq Stock Market, 33 quoted on the OTC Bulletin Board, and 12 quoted on the "Pink Sheets".

Trading profits or losses are dependent upon the skill of the firm's employees in market making activities, the capital allocated to the firm's positions in various securities and the general trend of prices and level of activity in the securities markets. Trading as principal requires the commitment of capital and creates an opportunity for profits and losses due to market fluctuations. Citadel takes both long and short positions in those securities in which it makes a market.

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

In May 1999, Castle executed a letter of intent to act as managing underwriter of a "best efforts" public offering of equity securities of Exhaust Technologies,
Inc.   The related registration statement was declared effective by the SEC on December 7, 2000.

Castle maintains a website (www.castleIPO.com) to display prospectuses and offer new issues over the Internet. As an underwriter, Castle is subject to liability under the Securities Act of 1933, as amended, and state and other laws in the event, among other matters, that the registration statement or prospectus contains a material misstatement or omission. Castle's potential liability as an underwriter is not generally covered by insurance.

Investment  Management

On December 23, 1993, Castle Advisers Inc. ("CAI") was formed to operate as a general partner for limited partnerships in the business of securities investment. On March 29, 1994, CAI executed a limited partnership agreement with Castle Advisors Limited Partnership 94-1 ("CALP") to operate as their general partner. Under the agreement, CAI receives a performance incentive allocation equal to 1% of the profits (which exceed cumulative losses previously allocated to limited partners).

At September 30, 2000, CALP had net assets of approximately $132,496, including
its $120,000 investment in the Company.   From inception to September 30, 2000,
CAI has earned $525 in performance incentive fees.

Other Internet Operations

On March 13, 2000, Cyber Holdings Corp.com ("CHC-2") (57% owned by the Company)
 was formed to acquire Cyberville City Inc. ("CCI") and Long Island Web TV.com Corp. ("LITV"). CCI and LITV, which employ one full time employee and are both in the developmental stage, operate websites and offer advertising and
production packages to business customers.   From March 13, 2000 to September
30, 2000, CHC-2 and subsidiaries only had intercompany revenues.

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

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure of securities firms, record-keeping and conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities regulators may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.


Net  Capital  Requirements

As broker-dealers, Castle and Citadel are subject to the SEC's Net Capital Rule (the "Rule") which is designed to measure the general financial integrity and liquidity of a broker-dealer. The Rule requires the maintenance of minimum net capital (at September 30, 2000, $17,110 for Castle and $100,000 for Citadel) and requires that the ratio of aggregate indebtedness, as defined, to net capital, as defined, not exceed 15 to 1. In computing net capital, various adjustments to net worth are made with a view to excluding assets that are not readily convertible into cash and making a conservative statement of other assets, such as a firm's position in securities. Compliance with the Rule limits those operations of securities firms that require the intensive use of their capital, such as underwriting commitments and principal trading activities, and limits the ability of securities firms to pay dividends.

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

At September 30, 2000, Castle had net capital of $242,267, which was $225,157 in excess of its required net capital, and its ratio of aggregate indebtedness to net capital was 1.06 to 1. Citadel had net capital of $219,661, which was $119,661 in excess of its required net capital, and its ratio of aggregate indebtedness to net capital was .12 to 1.

Employees

At September 30, 2000, the Company employed a total of 50 persons, including 2 executive personnel, 36 other registered representatives (21 part-time), and 12 other full-time administrative persons.

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

Item 2.  DESCRIPTION OF PROPERTY

The Company, Castle, and Citadel maintain their business headquarters at 45 Church Street, Freeport, New York 11520, where they occupy approximately 16,000 square feet of office space. The facilities are occupied under six lease agreements that provide for total monthly rentals of $6,549 and expire October 2002. At the option of a wholly owned subsidiary of the Company, the leases are renewable for periods
extending the terms to October 2007.   The facilities provide the
Company with sufficient space in which to conduct its present activities and store required business records pursuant to rules and regulations of the SEC and the NASD.

Item 3.  LEGAL PROCEEDINGS
Since inception, Castle and certain of its principals have been the targets of various legal and administrative proceedings brought by the SEC, the NASD or other state securities commissions. Additionally, in the normal course of its business, Castle, from time to time, is involved in claims, lawsuits and arbitrations brought by its customers.

Material legal proceedings outstanding at September 30, 2000 follows:

(1) SEC v. U.S. Environmental, Inc., Castle, Michael T. Studer et al On September 13, 1994, the SEC filed a civil action against Castle, its president, a former registered representative, and eight other defendants. The action alleges violations of Section 5(a) and (c), and 17(a) of the Securities Act of 1933, Section 10(b) and 15c of
the Exchange Act of 1934 and Rules lOb-3, lOb-5, lOb-6, and
15cl-2 thereunder.   The complaint seeks injunctive relief and
disgorgement of profits in the approximate amount of  $175,000.
An answer and amended answer has been filed on behalf of Castle and its president and discovery has commenced but no trial date has yet been set.

(2)	National Association of Securities Dealers, Inc. Market
	Surveillance Committee v. Castle, Michael T. Studer et al On October 6, 1994, the National Association of Securities Dealers, Inc. Market Surveillance Committee (the "MSC") commenced a disciplinary proceeding against Castle, its president, and two former registered representatives. The Complaint alleges violations of Article III, Sections 1, 4, 18, and 27 of the Association's Rules of Fair Practice and Section 10(b) of the Securities Exchange Act of 1934 and Rule lOb-5 thereunder. After a hearing on June 20, 1995, in MSC's Decision dated February 7, 1996, Castle and its president were fined, jointly and severally, $25,000 and were ordered to make restitution to specified customers totaling approximately $10,000. Castle and its president appealed the decision to the National Business Conduct Committee (the "NBCC") of the NASD and a hearing of the appeal was held on June 7, 1996. In its Amended Decision dated October 21, 1996, the NBCC affirmed the fines and restitution order. On November 15, 1996, Castle and its president appealed the NBCC Amended Decision to the SEC. On January 7, 1998, the SEC affirmed the NBCC Amended Decision. On May 18, 1998, the SEC denied Castle's Motion for Reconsideration filed January 21, 1998. On February 5, 1998 and June 15, 1998, Castle and its president filed petitions for review of the NASD and SEC actions to the Second Circuit of the United States Court of Appeals, which matters are still pending.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the two fiscal years ended September 30, 2000.

PART II


Item 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock, $.0025 par value, is traded in the over-the-counter market under the OTC Bulletin Board symbol "CHOD". However, there is no established trading market as actual transactions are infrequent. The following table sets forth the range of high and low closing bid quotations by calendar quarters as reported by the National Quotation Bureau from October 1, 1998 through September 30, 2000, as adjusted for the 100% stock dividend paid December 28, 1998 and the 300% stock dividend paid June 25, 1999. Bid quotations represent prices between dealers, do not include retail mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.

	Ouarter Ended                 High Bid      Low Bid

	December 31, 1998	      $	0.594	      $	0.063
	March 31, 1999			1.000		0.281
	June 30, 1999			1.750		0.422
	September 30, 1999		0.938		0.156
	December 31, 1999		0.550		0.156
	March 31, 2000			1.438		0.406
	June 30, 2000			1.063		0.438
	September 30, 2000		0.469		0.281

As of September 30, 2000, the number of holders of record of the
Company's common stock was 155.   There were 14 market makers for
the Company's common stock, 6,914,100 shares outstanding, and the closing bid price was $0.28125.

Registrant has paid no cash dividends and has no present plan to pay cash dividends, intending instead to reinvest its earnings, if any. However, payment of future cash dividends will be determined from time to time by its Board of Directors, based upon its future earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

No equity securities of the Registrant were sold by the Registrant during the quarterly period ended September 30, 2000.


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

Year ended September 30, 2000 compared to year ended September 30, 1999

Net income for the year ended September 30, 2000 was $112,620, or $.02 per share, compared to a net loss of $(63,865), or $(.01) per share, for the year ended September 30, 1999. Total revenues increased $1,096,832 (33%) to $4,406,495 from $3,309,663 and total expenses increased $919,052 (27%) to $4,290,162 from $3,371,110. Revenues less commissions and clearing and execution costs were $3,026,824 in 2000, compared to $2,044,817 in 1999.

Commissions' revenue from the Castle Online division of CSC-1 increased $1,070,694 (43%) from $2,484,152 in 1999 to $3,554,846 in 2000. Castle
Online customer transactions increased from 149,107 in 1999 to 209,679
in 2000.   Castle Online funded customers decreased from 360 at
September 30, 1999 to 308 at September 30, 2000.   Castle Online
average revenue per transaction was $16.66 and $16.95 in 1999 and 2000, respectively.

Commissions' revenue from other sources increased $101,008 (22%) from $459,200 in 1999 to $560,208 in 2000. Customer transactions totaled
24,644 and 21,685 in 1999 and 2000, respectively.   Average revenue
per transaction was $18.63 and $25.83 in 1999 and 2000, respectively.

Revenue from principal transactions decreased $89,600 (25%) from $359,213 in 1999 to $269,613 in 2000. Principal transactions totaled
2,289 and 2,533 in 1999 and 2000, respectively.   Average revenue per
transaction was  $156.93 and $106.44 in 1999 and 2000, respectively.

Commissions expense increased $61,578 (13%) from $461,035 in 1999 to $522,613 in 2000 as a result of higher revenues. Commissions expense as a percentage of total revenues was 14% and 12% in 1999 and 2000, respectively.

Clearing and execution costs increased $53,247 (7%) from $803,811 in 1999 to $857,058 in 2000 as a result of increased Castle Online transactions, offset partially by $77,038 in order flow credits received in 2000 (which reduced year 2000 clearing and execution
costs).   Excluding the order flow credits, clearing and execution
costs as a percentage of total revenues was 24% and 21% in 1999 and 2000, respectively.

Communications expense increased $245,845 (81%) from $303,693 in
1999 to $549,538 in 2000.   The increase was due largely to new
UUNET internet service starting in May 1999, additional MCI quote line service starting in September 1999, digital telephone lines installed in February 2000, increased telephone usage, and increased purchases of computer and server parts and accessories.

Administrative compensation and employee benefits increased $250,505
 (33%) from $752,542 in 1999 to $1,003,047 in 2000.   The increase
was due to hiring of additional administrative personnel and higher salary levels.

Other expenses increased $225,556 (39%) from $571,667 in 1999 to
$797,223 in 2000.   The increase was due to a $60,000 provision
recorded in 2000 to increase the balance of CSC-1's allowance for legal proceedings from $50,000 to $110,000, a $32,669 increase in depreciation expense and increased office and maintenance expenses resulting from expansion of office space.

Liquidity and Capital Resources

The majority of the Registrant's assets are highly liquid and short-term in nature. Cash and cash equivalents, due from brokers, and securities owned at September 30, 2000 totaled
$816,560, 68% of the Registrant's assets.

Cash and cash equivalents increased $105,313 from $383,133 at September 30, 1999 to $488,446 at September 30, 2000. This increase was due primarily to the $112,620 net income earned in the year ended September 30, 2000.

Castle and Citadel, the Registrant's broker-dealer subsidiaries, are subject to "net capital" requirements of the SEC. Among other things, these requirements limit the number of markets, which they may make, and the value of securities inventories which they may carry. Presently, a broker or dealer engaged in activities as a market maker must maintain net capital in an amount not less than $2,500 for each security in which it makes a market (unless a security in which it makes a market has a market value of $5.00 or less in which event the amount of net capital shall be not less than $1,000 for each such security).

At September 30, 2000, Castle had net capital of $242,267, which was $225,157 in excess of its required net capital of $17,110, and Citadel had net capital of $219,661, which was $119,661 in excess of its required net capital of $100,000.

Item 7.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Description	                                              Page No.
Independent Auditors' Report					11

Consolidated Statements of Financial Condition,
     	    September 30, 2000 and 1999				12

Consolidated Statements of Operations,
      	    Years ended September 30, 2000 and 1999		13

Consolidated Statements of Changes in Stockholders' Equity,
      	    Years ended September 30, 2000 and 1999		14-15

Consolidated Statements of Cash Flows,
          	    Years ended September 30, 2000 and 1999	16-17

Notes to Consolidated Financial Statements,
      	    Years Ended September 30, 2000 and 1999		18-26



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Castle Holding Corp.

We have audited the accompanying consolidated statements of financial condition of Castle Holding Corp. and Subsidiaries (the "Company") as of September 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2000 and 1999 and the results of its consolidated operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



Massella, Tomaro & Co., LLP
Jericho, New York
December 15, 2000

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition


          					  September 30,
          					   2000          1999
Assets
Cash and cash equivalents			   $ 488,446   $  383,133
Due from brokers				     282,920      137,455
Securities owned, at market value		      45,194       35,620
Equipment, less accumulated depreciation of
  $64,214 and $164,151, respectively		      77,281       31,667
Equipment under capital leases, less accumulated
  depreciation of $80,870 and $89,090, respectively  100,330       66,482
Leasehold improvements, less accumulated
  amortization of $126,552 and $77,296, respectively 138,640      105,086
Other assets					      75,688       55,996

Total assets					  $1,208,499 	$ 815,439



Liabilities and Stockholders' Equity
Liabilities:
   Notes payable				  $   77,500    $  87,500
   Accounts payable and accrued expenses	     443,884      240,269
   Commissions payable				      27,309       17,175
   Income taxes payable				       3,561        1,998
   Securities sold, not yet purchased, at market         303          806
   Obligations under capital leases		     105,779       71,428
   Loan subordinated to claims of general creditors   50,000       50,000


      Total liabilities				     708,336      469,176


Commitments and contingencies (Note 11)			   -            -

Minority Interest 				       1,867        4,987

Stockholders' equity:
  Common stock, $.0025 par value; authorized
    10,000,000 shares, issued and outstanding
    6,914,100 and 6,640,500 shares, respectively      17,285       16,601
   Additional paid - capital			     994,910      862,444
   Accumulated deficit				    (237,024)    (349,644)
      Total					     775,171      529,401
   Less: stock subscriptions receivable		    (276,875)    (188,125)


      Total stockholders' equity		     498,296      341,276

Total liabilities and stockholders' equity	  $1,208,499   $  815,439

See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations


				       	   Year Ended September 30,
   				           2000           1999
Revenues:
   Commissions				   $ 4,115,054    $ 2,943,352
   Principal transactions		       269,613 	      359,213
   Interest and dividends		        21,828 	        7,098

Total revenues				     4,406,495      3,309,663

Expenses:
   Commissions				       522,613 	      461,035
   Clearing and execution costs		       857,058        803,811
   Communications			       549,538 	      303,693
   Advertising				        72,712 	       44,724
   Administrative compensations and employee
      benefits				     1,003,047        752,542
   Professional and consulting fees            363,170        308,397
   Registration and regulatory fees             25,133         29,192
   Occupancy				        70,627         64,220
   Interest				        29,041         31,829
   Other				       797,223        571,667

   Total expenses			     4,290,162      3,371,110

Income (loss) before provision for income taxes116,333        (61,447)

Provision for income taxes	                 3,713          2,418


Net income (loss)			    $  112,620     $  (63,865)

Net income (loss) per share:
   Basic and diluted			    $     0.02     $    (0.01)

Weighted average number of common
   shares outstanding:

   Basic				     6,816,558       5,828,017

   Diluted				     6,836,558       5,828,017

      See accompanying notes to consolidated financial statements.

		CASTLE HOLDING CORP. AND SUBSIDIARIES
	Consolidated Statements of Changes in Stockholders' Equity
		For the Years Ended September 30, 2000 and 1999
				(Page 1 of 2)


									        Tota
				 Common Stock,  Additional (Accum-  Stock Sub-  Stock-
			      $.0025 Par Value   Paid-in    ulated   scriptions holders'
			      Shares     Amount  Capital    Deficit) Receivable Equity

Balances, September 30, 1998  $5,034,400 $12,586 $398,334 $(285,779) $(25,000)  $ 100,141

Issuance of common shares to
  lessorin October 1998 and
   charged to operations	 108,000    270    13,230        -          -      13,500

Issuance of common shares to
  two customers in November
  1998 in legal settlement
  and charged to operations       80,000    200     9,800        -           -     10,000

Sale of common shares to
  investor in February 1999
   at $.25 per share		  40,000    100     9,900        -      (10,000)        -

Sale of common shares to
  investor in March 1999
  at $.3125 per share		  40,000    100    12,400        -             -   12,500

Sale of common shares to
  three CHC directors
  (302,000 shares) and three
  key employees (178,000 shares)
  in March 1999 at $.3125
  per share			 480,000  1,200   148,800        -     (150,000)       -

Sale of common shares to
 investor in April 1999
 at $.3125 per share pursuant
 to Rule 504 offering, less
 $35,000 offering costs		 800,000  2,000   213,000        -             -  215,000

Issuance of common shares
 to advertiser in May 1999
 for prepaid advertising	  24,000     60    35,940        -             -   36,000

Issuance of common shares to
 vendor in July 1999 and
 charged to operations 		   1,500      4       746        -             -      750

Issuance of common shares to
 two employees in July 1999
 for prepaid services		     800      2       498        -             -      500

Issuance of common shares to
 consultant in July 1999
 for prepaid services		   6,000     15     3,735        -             -    3,750

Issuance of common shares to
 employee in August 1999 for
 prepaid services 		  12,000     30     7,470 	 -             -    7,500

Issuance of common shares to
 eight employees in August 1999
 and charged to operations	     800      2       498        -             -      500

Sale of common shares to three
 key employees in August 1999 at
 $.625 per share		  10,000     25     6,225        - 	    (6,250)     -

 See accompanying notes to consolidated financial statements.

		CASTLE HOLDING CORP. AND SUBSIDIARIES
	Consolidated Statements of Changes in Stockholders' Equity
		For the Years Ended September 30, 2000 and 1999
			(Page 2 of 2)


									        Tota
				 Common Stock,  Additional (Accum-  Stock Sub-  Stock-
			      $.0025 Par Value   Paid-in    ulated   scriptions holders'
			      Shares     Amount  Capital    Deficit) Receivable Equity

Sale of common shares to three
 key employees in September
 1999 at $.625 per share      3,000           7    1,868          -     (1,875)        -

Collection of stock
 subscriptions receivable
 in July 1999			  -           -        -          -      5,000     5,000

Net loss 	                  -           -        -    (63,865)         -   (63,865)

Balances, September 30,
1999 			  6,640,500      16,601  862,444   (349,644)  (188,125)  341,276

Issuance of common shares
 io advertiser in
 November 1999 and charged
 to operations		     20,000          50    3,550          -	     -     3,600

Sale of common shares to
 two CHC directors in
 January 2000 at $.55
 per share	            200,000         500  109,500 	  -    (110,000)       -

Collection of stock
 subscriptions receivable
 in February 2000		  - 	      -        -          -      11,250   11,250

Conversion of $10,000
 note payable into
 common shares in
 March 2000		     40,000         100    9,900          -           -   10,000

Issuance of common
 shares to employees
 of CSC-1 clearing agent
 in March 2000 and
 charged to operations        7,400          19    3,681          -           -    3,700

Issuance of common
 shares to consultant in
 March 2000 and charged
 to operations 		      3,000           7    2,993          -           -    3,000

Issuance of common
 shares to employees
 of consultant in May
 2000 and charged to
 operations 		        700           2      348          -           -      350

Collection of stock
 subscriptions receivable
 in May 2000		          -           -        -          -      10,000   10,000

Issuance of common shares
 to consultant in June
 2000 and charged to
 operations		      2,500           6    2,494          -           -    2,500

Net income		          - 	      -        -    112,620           -  112,620

Balances, September
 30, 2000		  6,914,100 	$17,285 $994,910  $(237,024)  $(276,875) $498,296

See accompanying notes to consolidated financial statements.

		CASTLE HOLDING CORP. AND SUBSIDIARIES
		Consolidated Statements of Cash Flows
			(Page 1 of 2)

							 Year Ended September 30,
							 2000	   1999


Cash flows from operating activities:
 Net income (loss) 					 $ 112,620 $ (63,865)
 Adjustments to reconcile net income(loss) to net
  cash provided by operating activities:
  Depreciation						   113,581    80,912
  Issuance of common stock for services and rent	    13,150    72,500
 Changes in assets and liabilities:
  Due from brokers					  (145,465)  (71,478)
  Securities owned					    (9,574)   (9,499)
  Other assets						   (19,692)  (22,919)
  Accounts payable and accrued expenses			   203,615    87,358
  Commissions payable					    10,134     2,807
  Income taxes payable					     1,563      (663)
  Securities sold, not yet purchased 			      (503)   (2,177)

 Net cash provided by operating activities		   279,429    72,976

Cash flows from investing activities:
 Purchases of equipment and leasehold improvements	  (149,133)  (52,785)

 Net cash used for investing activities			  (149,133)  (52,785)

Cash flows from financing activities:
 Proceeds from issuance of notes payable			 -    60,000
 Net proceeds from sales of common stock		         -   227,500
 Collection of stock subscriptions receivable		    21,250     5,000
 Repayment of notes payable				         -  (100,000)
 Repayment of obligations under capital leases		   (43,113)  (21,811)

 (Contribution to) Distributions from minority interest     (3,120)    4,987

Net cash  (used for) provided by financing activities      (24,983)  175,676

Net increase in cash and cash equivalents		   105,313   195,867

Cash and cash equivalents, beginning of year		   383,133   187,266

Cash and cash equivalents, end of year			 $ 488,446 $ 383,133

  See accompanying notes to consolidated financial statements.

	CASTLE HOLDING CORP. AND SUBSIDIARIES
	Consolidated Statements of Cash Flows
		(Page 2 of 2)

							Year Ended September 30,
      							  2000    	  1999
Supplemental disclosures of cash flow information:
 Interest paid						$  29,041       $  34,579

 Income taxes paid					$   2,150 	$   3,081

Schedule of non-cash operating activities:
 Issuance of common stock for services and rent		$  13,150 	$  72,500

Schedule of non-cash investing activities:
 Acquisition of equipment in connection with capital
  lease obligations					$  77,464 	$  59,863

 Retirement of fully depreciated equipment		$ 172,482 	$  10,122

Schedule of non-cash financing activities:
 Conversion of note payable to common stock		$  10,000 	$       -
 Issuance of stock subscriptions receivable in
  connection with sale of common stock			$ 110,000 	$ 168,125

See accompanying notes to consolidated financial statements.

	CASTLE HOLDING CORP. AND SUBSIDIARIES
	Notes to Consolidated Financial Statements
	For the Years Ended September 30, 2000 and 1999


1.  GENERAL

Castle Holding Corp. ("CHC") is a holding company, which was incorporated in Nevada on June 13, 1986. CHC conducts substantially all of its business through its subsidiaries.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include the accounts of CHC and its eighteen majority owned subsidiaries (collectively, the "Company"). CHC's principal operating subsidiaries are Castle
Securities Corp. ("CSC-1"), incorporated in the state of New York on December 7, 1984 and a securities broker-dealer headquartered in Freeport, New York and Citadel Securities Corp. ("CSC-2 "), incorporated in the state of New York on April 11, 1991 and also a securities broker-dealer, since April 1996, market makers in NASDAQ, OTC Bulletin Board, and "Pink Sheets" securities from its office in Freeport, New York.

The remaining sixteen  (16) subsidiaries of CHC are as follows:

1.  Citadel Capital Corp. (95.0 % owned) (incorporated in Delaware March 29,
1988) - inactive at September 30, 2000.
2.  Beverage King, Ltd. (100 % owned) (incorporated in Delaware January 2,
1990) - subleases automobiles and equipment to other CHC subsidiaries.
3.  Meroke Capital Corp. (100 % owned) (incorporated in New York October 7,
1992) - inactive at September 30, 2000.
4.  Castle Trucking Corp. (100 % owned) (incorporated in New York May 4, 1993)
 - subleases office space to other CHC subsidiaries and others.
5.  Castle Advisors Inc. (100 % owned) (incorporated in New York December 23,
1993) - acts as general partner (with a 1% ownership) in a limited partnership in the business of securities investment.
6.  Sparta Holding Corp. (100 % owned) (incorporated in Nevada December 23,
1993) - inactive at September 30, 2000.
7.  Wall Street Indians, Ltd. (100 % owned) (incorporated in New York May 27,
1994) - subleases office space and provides communications and office services and supplies to CHC's subsidiaries and others.
8. Chinamer International Corp. (100 % owned) (incorporated in Nevada October 18, 1994) - inactive at September 30, 2000.

	CASTLE HOLDING CORP. AND SUBSIDIARIES
	Notes to Consolidated Financial Statements
	For the Years Ended September 30, 2000 and 1999


9. Galaxynet Inc. (87.7 % indirectly owned) (incorporated in New York December 15, 1995) - provides marketing, programming, and communications services to other CHC subsidiaries.
10.  Rocketnet Inc. (87.7 % owned) (incorporated in Nevada December 20, 1995)
 - owns 100% of Galaxynet Inc. and provides software, marketing, and communications services to other CHC subsidiaries.
11.  U Trade Inc. (100 % owned)  (incorporated in New York November 17, 1997)
 - inactive at September 30, 2000.
12.  Java Trader Inc. (100% owned) (incorporated in Nevada March 10, 1999)
 - inactive at September 30, 2000.
13. Long Island Web TV.com Corp. (57.7% indirectly owned) (incorporated in New York September 22, 1999) - operates a website targeted to Long Island, New York viewers and offers advertising and production packages to business customers. For the year ended September 30, 2000, Long Island Web Tv.com Corp. had no revenues.
14. The Unlisted Stock Market Corporation (100% owned) (incorporated in New York December 9, 1999) - plans to offer access to a website containing quotes and other information relating to over the counter securities.
15.  Cyber Holdings Corp.com (57.7% owned) (incorporated in New York March 13,
 2000) - owns 100% of Cyberville City Inc. and Long Island Web TV.com Corp.
16. Cyberville City Inc. (57.7% indirectly owned) (incorporated in New York December 9, 1998) - operates www.kidscarnival.com and other websites (non revenue producing at September 30, 2000), and provides web-hosting services to other CHC subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition - Securities transactions (related revenue and expenses, including commissions and principal transactions revenue and commissions expense) are recorded on a settlement date basis, which is generally three business days after trade date. Revenues and expenses on a trade date basis are not materially different from revenues and expenses on a settlement date basis.

Use of estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value disclosures - The carrying value of cash and cash equivalents, due from brokers, securities owned, accounts payable and accrued expenses, commissions payable, income taxes payable, and securities sold, not yet
purchased are a reasonable estimate of their fair value.   The carrying
value of the Company's notes payable, obligations under capital leases and, loan subordinated to claims of general creditors, at September
30, 2000 are a reasonable estimate of their fair value based upon currently available interest rates of similar instruments available with similar maturities.

Cash and cash equivalents - At September 30, 2000, cash and cash equivalents included $131,042 in money market funds and $102,347 in cash
not covered by FDIC insurance.   The Company considers such risk to be
minimal based on the reputation of such financial institution.

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

Earnings per share - During 1997, the Financial Accounting Standards
Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic and diluted earnings per share,
respectively.   Unlike the previously reported primary earnings per
share, basic earnings per share exclude the dilutive effects of stock options. Diluted earnings per share is similar to he previously reported
 fully diluted earnings per share.   Earnings per share amounts for all
periods presented have been calculated in accordance with the requirements of SFAS No. 128.

Stock Based Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123.

Impact of recently issued accounting standards - The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its consolidated financial position and results of operations when adopted.

Reclassifications - Certain prior year balances have been reclassified to conform to current year presentation.

3. SECURITIES OWNED, AT MARKET VALUE AND SECURITIES SOLD, NOT YET PURCHASED, AT MARKET

    							September 30,
							   2000	           1999
Securities owned, at market value consist of:
 Trading accounts:
  Corporate equities - listed on exchange or
   Nasdaq Stock Market					 $       -	 $       -
  Corporate equities - listed on OTC Bulletin
   Board or "Pink Sheets"	  			    37,944	    34,972

Total trading accounts					    37,944	    34,972

Investment accounts:
 600 shares, The Nasdaq Stock Market, Inc.		     6,600		 -
 Other corporate equities - listed on
  OTC Bulletin Board or "Pink Sheets"		               650	       648

Total investment accounts				     7,250	       648

Totals						          $ 45,194 	  $ 35,620

Securities sold, not yet purchased, at market consist of:

Trading accounts:
 Corporate equities - listed on exchange or
 Nasdaq Stock Market					  $      -	  $      -
 Corporate equities  - listed on OTC Bulletin Board
  or "Pink Sheets"  					       303 	       806

Totals						          $    303 	  $    806


	CASTLE HOLDING CORP. AND SUBSIDIARIES
	Notes to Consolidated Financial Statements
	For the Years Ended September 30, 2000 and 1999




4. NOTES  PAYABLE
                    	                                          September 30,
Notes payable consist of:                                      2000	        1999
  Note payable to officer, interest at 12% paid
    annually, due on demand   				   $  22,500	   $  22,500
  Note payable to The OTC Equity
   Fund,  Inc. ("OEF"),  interest at 12%  paid
   annually, due on demand		                      55,000          55,000
  Note payable to investor, interest at 6%, convertible
   into 40,000 shares of CHC common stock, due
   March 31, 2000			 	                   -	      10,000

  Totals						   $  77,500	   $  87,500


On December 21, 1998, CHC obtained a $100,000 business revolving credit line from a financial institution. Such line of credit is personally guaranteed by CHC's president and treasurer and is available through December 14, 2001.
Borrowings thereunder bear interest at prime rate plus .5% and amortize over 36 equal monthly installments. In December 1998, CHC borrowed $50,000 under the line, which was subsequently repaid.

5.   OBLIGATIONS UNDER CAPITAL LEASES

The Company, through its subsidiaries, has acquired office machinery and equipment pursuant to various noncancellable capital lease agreements.
All of the lease agreements are secured by the related equipment.

At September 30, 2000, the aggregate future minimum remaining lease payments under noncancellable capital lease agreements were as follows:


	 Year Ended
	September 30,	                             Amount
	  2001			               	    $  47,356
          2002                                         33,034
	  2003              			       19,893
	  2004				 	       19,893
	  2005		  		                6,631

	  Total					      126,807

	  Less amount representing interest	      (21,028)

	  Net present value of capital lease
	   obligations	    			    $ 105,779

At September 30, 2000, office machinery and equipment under capital leases are carried at a book value of $100,330.


	CASTLE HOLDING CORP. AND SUBSIDIARIES
	Notes to Consolidated Financial Statements
	For the Years Ended September 30, 2000 and 1999



6.  LOAN FROM RELATED PARTY SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

On September 6, 1995, CSC-2 executed a loan agreement with OEF, a corporation whose secretary is also the president of CHC, whereby OEF advanced $50,000 to
CSC-2.   The $50,000 subordinated loan payable bears interest at 12% per annum payable annually each September 30 and is due on September 30, 2002.

The loan is pursuant to an agreement filed with the NASD and is permitted in computing net capital under the Securities and Exchange Commission's Uniform Net Capital Rule (see note 9). To the extent that such borrowing is used by CSC-2 for continued compliance with minimum net capital rules, said loan will not be repaid.


7.	1998 INCENTIVE STOCK OPTION PLAN

In December 1998, as amended in January 2000, the Company established the 1998 Incentive Stock Option Plan (The "Plan") to compensate and attract certain key
employees.   The aggregate number of shares of common stock of the Company that
may be issued under the plan is 1,000,000 shares.   The exercise price of any
incentive stock option granted under the plan shall not be less than the fair market value of the stock on the date of grant, as determined in good faith by the Board of Directors.

On December 31, 1998, CHC granted stock options (for a total of 394,000 shares
 of its common stock) to 40 employees of the Company.   The options provide the
 respective employees the right to purchase CHC common stock at a price of $.75 per share and are exercisable and vest at a rate of 20% for each year commencing December 31, 1999.

On January 7, 2000, CHC granted stock options (for a total of 400,000 shares of
its common stock) to 52 employees of the Company.   On August 7, 2000, CHC
granted stock options (for a total of 50,000 shares of its common stock) to 2
employees of the Company.   The options provide the respective employees the
right to purchase CHC common stock at a price of $.50 per share and are exercisable and vest at a rate of 20% for each year commencing in January
2001.

Activity relating to the Company's stock options follows:

				             		 Number of Shares
                                    		$.75 options      $.50 options      Totals
      	Balance at September 30, 1998		      -	          	 -	           -
	Granted during the year		        394,000                  -           394,000
	Forfeited during the year		(34,000) 	         -           (34,000)

 	Balance at September 30, 1999	        360,000                  -	     360,000

          	Granted during the year		      -	           450,000           450,000

          	Fortified during the year	 (3,200)            (7,000)          (10,200)

           	Balance at September 30, 2000	356,800            443,000	     799,800

As of September 30, 2000 the number of options which may be granted under the plan amounted to 200,200.

	CASTLE HOLDING CORP. AND SUBSIDIARIES
	Notes to Consolidated Financial Statements
	For the Years Ended September 30, 2000 and 1999



The Company has adopted the disclosure only provisions of SFAS No. 123,
"Accounting for Stock- Based Compensation".   Accordingly, no compensation
costs have been recognized for the options granted.   Had compensation
cost been determined based on the fair value at the date of grant consistent with the provision of SFAS No. 123, the Company's net income
(loss) and net loss per share would have been as follows:

							          Year Ended September 30,
								    2000           1999
	   Net income (loss) - as reported			$  112,620	$   (63,865)

  	   Net income (loss) - pro forma			$  108,220	$   (67,465)

	   Basic net income (loss) per share - as reported	$      .02	$      (.01)

	   Basic net income (loss) per share - pro forma	$      .02	$      (.01)

	   Diluted net income (loss) per share - as reported	$      .02	$      (.01)

           Diluted net income (loss per share - pro forma	$      .02	$      (.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing a high stock price volatility percentage, expected dividend yield of 0.0%, risk free interest rate of 6%, and an expected five year life.

8. INCOME TAXES

CHC files a consolidated income tax return with its subsidiaries for federal reporting purposes. CHC and its subsidiaries file separate income tax returns for state reporting purposes.

The provisions for income taxes consist of:			 Year Ended September 30,
   					                            2000            1999
Current:
  Federal				          		$      -   	$      -
  State						  	           3,713           2,418
  Total		 				       		   3,713    	   2,418

Deferred:
  Federal						     	  35,854	 (18,938)
  State					                   	  10,889	  (5,751)
  Valuation allowance				                 (46,743) 	  24,689
  Total						                       -       	       -

Total provision for income taxes			        $  3,713	$  2,418

	CASTLE HOLDING CORP. AND SUBSIDIARIES
	Notes to Consolidated Financial Statements
	For the Years Ended September 30, 2000 and 1999


A reconciliation of the computed expected income tax expense to the provision for income taxes follows:

						            2000            1999
Computed Federal income tax at 34%			$ 39,553	$(20,892)
State income taxes (benefit) less Federal
 income tax benefit 		        	   	   7,190  	  (3,797)
Change in valuation allowance				 (46,743)	  24,689
Minimum state income tax				   3,713	   2,418

	   Total provision for income taxes	        $  3,713       	$  2,418

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $111,171 attributable to the future utilization of $276,702 of net operating loss carryforwards as of September 30, 2000 will be realized. Accordingly, the Company has provided a 100 % allowance against the deferred tax asset in the financial statements at September 30, 2000. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows; $31,860 in year 2012, $183,395 in year 2013, and $61,447 in year 2014.


9. NET CAPITAL REQUIREMENTS

As broker-dealers, CSC-1 and CSC-2 are subject to the Securities and Exchange Commission Uniform Net Capital Rule (the "Rule"). The Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness, as defined, to net capital, as defined, not exceed 15 to 1. At September 30, 2000, CSC-1 had net capital of $242,267, which was $225,157 in excess of its required net capital of 17,110 and its ratio of aggregate
indebtedness to net capital was 1.06 to 1.   At September 30, 2000, CSC-2
had net capital of $219,661, which was $119,661 in excess of its required net capital of $100,000 and its ratio of aggregate indebtedness to net capital was .12 to 1.

Pursuant to a restrictive agreement dated October 26, 1995 with the NASD, CSC-2
agreed to maintain minimum net capital of at least $120,000.   Accordingly, at
 September 30, 2000, CSC-2 had $99,661 net capital in excess of the NASD minimum required amount.

10. RELATED PARTY TRANSACTIONS

Expense allowance - For the years ended September 30, 2000 and 1999, the Company paid a total of $57,000 and $64,000, respectively, to its president and treasurer for accountable expenses pursuant to an agreement with the Company.

Sea Friends Incorporated - For the years ended September 30, 2000 and 1999, the Company received $12,000 and $13,000, respectively, from Sea Friends Incorporated, a not-for profit corporation, for usage of the Company's
facilities.   The Company's president and secretary /treasurer are also
directors of Sea Friends Incorporated.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2000 and 1999



11. COMMITMENTS AND CONTINGENCIES

Operating leases - The Company leases its headquarters office space (approximately 16,000 square feet) under six noncancellable operating lease agreements which expire between October 2000 and October 2002, with renewal options available to October 2007. The lease which expired during October 2000, was renewed for an additional year. Such lease agreements require minimum monthly rental payments of $ 6,549. The Company leases its autos and equipment under noncancellable operating lease agreements which expire between October 2000 and May 2005 and require minimum monthly rental payments of approximately $7,775.


Rent expense under all operating leases consisted of:

				             Year Ended September 30,
					    2000	    1999
Headquarters office space		$  70,627	$  64,220
Autos and equipment			   95,257          68,692

Totals				        $ 165,884	$ 132,912

At September 30, 2000, the aggregate future minimum lease payments under noncancellable operating lease agreements are as follows:

                Headquarters
Year Ended	Office		Autos and
September 30,   Space      	Equipment       Totals
2001            $  78,156	$   84,023     	$ 162,179
2002		   48,324	    68,933	  117,257
2003		    3,800	    26,834	   30,634
2004		        -	     8,722	    8,722
2005		        -	     3,828          3,828
Thereafter              -	         -	        -

Totals	      	$ 130,280	$  192,340     	$ 322,620



	CASTLE HOLDING CORP. AND SUBSIDIARIES
	Notes to Consolidated Financial Statements
	For the Years Ended September 30, 2000 and 1999


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

As of September 30, 2000, the Company has accrued $110,000 ($60,000 during the year ended September 30, 2000; $50,000 in prior years) in connection with the
above litigations.   Such amount is included in accounts payable and accrued
expenses.


12.  CREDIT RISK AND BUSINESS CONCENTRATION

Credit Risk - In the normal course of business, CSC-1 executes as agent transactions on behalf of customers and CSC-2 executes principal transactions with other broker-dealers. If the agency or principal transactions do not settle because of failure to perform by either the customer or the counterparty, CSC-1 or CSC-2 may be obligated to discharge the obligation of the nonperforming party and, as a result, may incur a loss if the market value of the securities are different from the contract amount of the transactions.

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

Business concentration - For the year ended September 30, 2000, approximately 81% of the Company's revenues were derived from unsolicited customer transactions ordered online over the Internet.

PART  III


Item 9.   DIRECTORS AND EXECUTIVE OFFICERS

(a)	The directors of the Registrant are:

Director:
Name			Age	Other offices held	Since
Daniel J. Priscu	78	Chairman		1987

George R. Hebert	56	President		1987

Michael T. Studer	50	Secretary, Treasurer	1987


Each director will hold office until the next annual meeting of shareholders (expected to be held in March 2000) and until their successors have been elected and qualified.

The executive officers of the Registrant are:

Officer:
Name			Age	Other offices held     	Since
Daniel J. Priscu	78	Chairman		1987

George R. Hebert	56	President		1987

Michael T. Studer	50	Secretary, Treasurer	1987


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

George R. Hebert has been President and a director of the Registrant since September 1987. He also has been a registered representative and economist with CSC-1 since September 1987 and with CSC-2 since October 1995. Mr. Hebert received a B.S. degree from Stevens Academy, Pennsylvania Military College (now Widener University) in 1967.

Michael T. Studer has been Secretary, Treasurer, and a director of the Registrant since September 1987. He also has been President of Michael T. Studer, CPA, P.C., a public accounting firm, since July 1987, President of CSC-1 since its inception in December 1984, and President of CSC-2 since October 1995. Mr. Studer received a B.S.B.A degree from Babson College in 1971.

(b) Another significant employee of the Registrant is Thomas Shaughnessy, age 46. Mr. Shaughnessy has been general securities principal and chief compliance officer of CSC-1 since July 1993, general securities principal and chief compliance officer of CSC-2 since October 1995, and was Assistant to the President of CSC-1 from December 1992 to June 1993. Since May 1972, he has served in the United States Marine Corps. on both a full-time and part-time basis. Mr. Shaughnessy received a B.S.B.A. degree from State University of New York at Brockport in 1978 and a M.B.A. degree from National University in 1988.

(c) There is no family relationship between any director, executive officer or significant employee of the Registrant.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by the Company during the years ended September 30, 1998, 1999, and 2000 to each executive officer and director of the Company:

   							Annual		All Other
Name and Principal Position		Year		Salary		Compensation

George R. Hebert, President		2000		$44,200		$36,000 (1)
					1999		 44,200		 32,000 (1)
					1998		 44,200		 21,000 (1)

Michael T. Studer, Secretary,		2000		 44,200		 21,000 (1)
 Treasurer				1999		 44,200		 32,000 (1)
					1998		 44,200		 21,000	(1)

Daniel J. Priscu, Chairman of  		2000		      -		    300 (2)
The Board	  			1999		      -		    600 (2)
					1998		      -		    400 (2)


(1) Represents an allowance for accountable expenses.
(2) Represents director's fees.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, at September 30, 2000, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, all executive officers and directors individually, and all executive officers and directors of the Company as a group:

Name and Address			Amount and Nature	        Percent
of Beneficial Owner			of Beneficial Owner (1)		of Class

Daniel J. Priscu			   49,600			  0.7%
4555 Blackstone Drive
Indianapolis, Indiana 46237

George R. Hebert			2,061,300 (2)			29.8%
183 Gordon Place
Freeport, NY 11520

Michael T. Studer			2,028,200 (3)			29.3%
410 McDermott Road
Rockville Centre, NY  11570

All executive officers and		4,139,100			59.9%
directors as a group (3 persons)


(1)	Unless otherwise indicated below, the Company has been advised that each person named above is the record owner of and exercises the sole voting and investment power over the shares shown opposite his name.
(2)	Includes 170,000 shares held in trust for the benefit of Mr.
Hebert's daughter, 102,800 shares owned by Mr. Hebert's wife, 4,000 shares owned by The OTC Equity Fund Inc., which organization Mr. Hebert is secretary, and 50% of 37,000 shares owned by Sea Friends Incorporated, of which organization Mr. Hebert is president and a director, all of which Mr. Hebert disclaims beneficial ownership of. Includes 50% of 640,000 shares owned by CALP (CHC Deferred Compensation Plan for benefit of George R.
Hebert owns a 50% limited partnership interest therein), which Mr. Hebert doesn't exercise sole voting and investment power over.
(3)	Includes 528,000 shares held in trust for Mr. Studer's children and
50% of 37,000 shares owned by Sea Friends Incorporated, of which organization Mr. Studer is treasurer and a director, which Mr. Studer disclaims beneficial ownership of. Includes 50% of 640,000 shares owned by CALP (CHC Deferred Compensation Plan for benefit of Michael T. Studer owns a 50% limited partnership interest therein) which Mr. Studer does not exercise sole voting and investment power over.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 30, 2000, the Registrant had notes payable to The OTC Equity Fund, Inc., a corporation whose secretary is also president of the Registrant, and Michael T. Studer, secretary and treasurer of the Registrant, in amounts of $55,000 and $22,500, respectively. Such notes bear interest at the rate of 12% per annum and are due on demand.

As of September 30, 2000, Citadel had a loan payable subordinated to claims of general creditors to The OTC Equity Fund, Inc. in the amount of $50,000. The loan bears interest at the rate of 12% per annum and is due September 30, 2002.

In April 1998, the Registrant borrowed $50,000 from the wife of the president of
the Registrant.   The note, which was repaid in April 1999, beared interest at the rate of 12% per annum and was due on demand.

In March 1999, the Registrant sold 8000 common shares to Daniel J. Priscu (chairman of the Registrant), 98,000 common shares to George R. Hebert (president of the Registrant), 196,000 common shares to Michael T. Studer (secretary and treasurer of the Registrant) and 98,000 common shares to Teresa M. Hebert
(wife of the president of the Registrant), at a price of $.3125 per share, in exchange for promissory notes in the amounts of $2,500, $30,625, $61,250, and $30,625, respectively.

In January 2000, the Registrant sold 100,000 common shares to George R. Hebert (president of the Registrant) and 100,000 common shares to Michael T. Studer (secretary and treasurer of the Registrant) at a price of $.55 per share in exchange for promissory notes in the amounts of $55,000 each.


Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

                	 See Exhibit Index.

(b)	Reports on Form 8-K

                 	None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTLE HOLDING CORP.



By /s/  George R. Hebert
George R. Hebert, President
Dated December 29, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature			Title				Date



/s/  Daniel J. Priscu  		Chairman of the Board of	December 29, 2000
Daniel J. Priscu		 Directors, Director





/s/  George R. Hebert 		President, Director		December 29, 2000
George R. Hebert





/s/  Michael T. Studer 		Secretary, Treasurer,		December 29, 2000
Michael T. Studer		 Principal Financial and
				 Accounting Officer,
				 Director




EXHIBIT INDEX


3.1*	Articles of Incorporation (Form S-18 Registration
	No. 33-8395-LA, effective November 14, 1986)

3.2*	Amendments to Articles of Incorporation (Form S-18 Registration
	No. 33-37809-NY, effective February 11, 1991)

3.3*	By-laws (Form S-18 Registration No. 33-8395-LA, effective November 14,
	1986)

4.4*	Specimen Stock Certificate (Form S-18 Registration No. 33-37809-NY,
	effective February 11, 1991)

22	Subsidiaries of the Registrant (filed herewith)

27	Financial Data Schedule (Filed herewith)


99.1*	Complaint for Injunctive and Other Relief (dated September 13, 1994)
	- Securities and Exchange Commission, Plaintiff (Form 8-K dated September 13, 1994)


		*  Previously filed

Exhibit No. 22 - Subsidiaries of the Registrant
Castle Holding Corp.
Form 10-KSB for the fiscal year ended September 30, 2000


1.	Castle Securities Corp. (New York)
2.	Citadel Capital Corp. (Delaware)
3.	Beverage King, Ltd. (Delaware)
4.	Citadel Securities Corp.(New York)
5.	Meroke Capital Corp. (New York)
6.	Castle Trucking Corp. (New York)
7.	Castle Advisors Inc. (New York)
8.	Sparta Holding Corp. (Nevada)
9.	Wall Street Indians, Ltd (New York)
10.	Chinamer International Corp. (Nevada)
11.	Galaxynet Inc. (New York)
12.	Rocketnet Inc. (Nevada)
13.	U Trade Inc. (New York)
14.	Java Trader Inc. (Nevada)
15.	Long Island Web TV.com Corp. (New York)
16.	The Unlisted Stock Market Corporation (New York)
17.	Cyber Holdings Corp.com (New York)
18.	Cyberville City Inc. (New York)

EXHIBIT 27
Financial Data Schedule for the year ended September 30, 2000 required pursuant to Item 601(c) of Regulation S-B

[NAME] CASTLE HOLDING CORP.
[MULTIPLIER] 1
[CURRENCY] 1
[PERIOD-TYPE] 12-MOS
[FISCAL-YEAR-END]SEP-30-2000
[PERIOD-START]OCT-01-1999
[PERIOD-END]SEP-30-2000
[EXCHANGE-RATE] 1
[CASH] 488,446
[RECEIVABLES] 282,920
[SECURITIES-RESALE] 0
[SECURITIES-BORROWED] 0
[INSTRUMENTS-OWNED] 45,194
[PP&E] 316,251
[TOTAL-ASSETS] 1,208,499
[SHORT-TERM] 77,500
[PAYABLES] 476,621
[REPOS-SOLD] 0
[SECURITIES-LOANED] 0
[INSTRUMENTS-SOLD] 303
<LONG TERM> 155,779
[COMMON] 17,285
[PREFERRED-MANDATORY] 0
[PREFERRED] 0
[OTHER-SE] 481,011
[TOTAL-LIABILITY-AND-EQUITY] 1,208,499
[TRADING-REVENUE] 269,613
[INTEREST-DIVIDENDS] 21,828
[COMMISSIONS] 4,115,054
[INVESTMENT-BANKING-REVENUES] 0
[FEE-REVENUE] 0
[INTEREST-EXPENSE] 29,041
[COMPENSATION] 1,525,660
[INCOME-PRETAX] 116,333
[INCOME-PRE-EXTRAORDINARY] 116,333
[EXTRAORDINARY] 0
[CHANGES] 0
[NET-INCOME] 112,620
[EPS-BASIC] .02
[EPS-DILUTED]  .02