Form 10QSB
period 2000-12-30
CASTLE HOLDING CORP
filed 2001-02-15
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

Commission file number 33-37809-NY

   CASTLE HOLDING CORP. .
(Exact name of small business issuer as specified in this charter)

   Nevada 77-0121957____
(State of incorporation) (IRS Employer Identification Number)

45 Church  Street,  Suite 25, Freeport, New York11520
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code (516) 868-2000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
6,914,100 shares ($.0025 par value) at January 31, 2001

CASTLE HOLDING CORP.
Form 10-QSB for the quarterly period ended December 31, 2000


INDEX



PART I.    FINANCIAL INFORMATION				   Page

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition			      3

   Consolidated Statements of Operations  		                                    4

   Consolidated Statements of Cash Flows   		                                    5

   Notes to Consolidated Financial Statements   	                                                                 7


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations				    13


PART II.   OTHER INFORMATION				    16


SIGNATURES					    17

EXHIBIT 27					    18


CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
					December 31, 	September 30,
					      2000 	          2000
          (Unaudited)
101:
Assets
Cash and cash equivalents                                                                                      $   234,257             $    488,446
Due from brokers                                                                                                             241,364                    282,920
Receivable from legal settlement	                                                               1,109,806                                 -
Securities owned, at market value		                                        78,406	               45,194
Equipment, less accumulated depreciation of
    $74,593 and $64,214, respectively	                                                                      94,975                     77,281
Equipment under capital leases, less
    accumulated depreciation of $90,951
    and $80,870, respectively		                                          90,249                  100,330
Leasehold improvements, less
    accumulated amortization of
    $142,894 and $126,552, respectively		                                         135,512                138,640
Other assets			                                           45,478  	                75,688

Total assets			                                  $  2,030,047          $ 1,208,499

Liabilities and Stockholders' Equity
Liabilities:
Notes payable			  	     $      77,500              $     77,500
    Accounts payable and accrued expenses	                                        489,555	                443,884
    Commissions payable		  	             17,748	                  27,309
    Income taxes payable		   	 	           210,464 	                     3,561
    Securities sold, not yet purchased, at market		                1,455 	                        303
    Obligations under capital leases		 	               95,917 	                105,779
    Loan subordinated to claims of general creditors		               50,000	                  50,000

  Total liabilities 		    		             942,639	                708,336

Commitments and contingencies 	  		                          -		 -

Minority interest				                 1,000	                     1,867

Stockholders' equity:
    Common stock, $.0025 par value; authorized
   10,000,000 shares, issued and outstanding
   6,914,100 and 6,914,100 shares, respectively		                 17,285                   17,285
    Additional paid - in capital			               994,910                994,910
    Accumulated deficit 				               351,088               (237,024)
    Total				                                         1,363,283                 775,171
    Less stock subscriptions receivable 		  	             (276,875)               (276,875)

    Total stockholders' equity			           1,086,408                  498,296

Total liabilities and stockholders' equity		  	         $2,030,047           $ 1,208,499
See accompanying notes to consolidated financial statements.

CASTLE  HOLDING  CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                                                                                                                     Three Months
      Ended December 31,
   					           2000                    1999
Revenues:
    Commissions				         $    537,313        $ 1,199,281
    Principal transactions			  	                  21,998                72,438
    Interest and dividends				                    5,179                   3,535

  Total revenues				                564,490          1,275,254

Expenses:
    Commissions	  		    	                   42,232            166,399
    Clearing and execution costs			                 128,063            255,516
    Communications			  	                   77,928             161,861
    Advertising				                   12,122               25,045
    Administrative compensation
    and employee benefits	 		                 201,548             243,349
    Professional and consulting fees	  	        	                    70,453               84,677
    Registration and regulatory fees			                    18,470               17,461
    Occupancy				                    18,015               17,374
    Interest				                      7,168                  6,768
    Other					                 188,622              202,134

   Total expenses				                 764,621          1,180,584

Income (loss) before provision for
 income taxes 		                                  	                (200,131)             94,670

Provision for (benefit from) income taxes  		                  (80,140)                  927

Income (loss) before extraordinary item			                (119,991)            93,743

Extraordinary gain, net of provision for
income taxes of $291,897			                 708,103                         -

Net income (loss) 				           $    588,112            $93,743

Basic and diluted earnings per share:
    Income (loss) before extraordinary item		           $          (.02)        $            .01
    Extraordinary gain				                        .10                            -

Net income (loss)				           $           .08          $           .01

Weighted average number of common
 shares outstanding:
 Basic					            6,914,000           6,647,167

 Diluted					            6,914,10              6,667,167
See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)


					         Three Months Ended December 31,
       				         2000	          1999
Cash flows from operating activities:
    Net income				         $   588,112         $    93,743
    Adjustments to reconcile net income to net cash
    (used for) provided by operating activities:
  Depreciation				                36,802	                20,738
 Minority interest				                    (867)                 (3,987)
 Issuance of common stock for services and rent	 	                           -	                  3,600
    Changes in assets and liabilities:
    Due from brokers				                41,556	            (123,862)
    Receivable from legal settlement			         (1,109,806)                         -
    Securities owned				               (33,212)             (21,751)
    Other assets				                30,210	               11,544
    Accounts payable and accrued expenses		                44,804	               60,508
    Commissions payable			                 (9,561)              64,507
    Income taxes payable			                                            206,903               (1,156)
    Securities sold, not yet purchased 			                   1,152                   (266)

    Net cash (used for) provided by operating activities 		             (203,040)           107,605

Cash flows from investing activities:
    Purchases of equipment and leasehold improvements		               (41,287)            (32,363)

    Net cash used for investing activities			               (41,287)            (32,363)

Cash flows from financing activities:
    Repayment of obligations under capital leases	                                              (9,862)              (8,407)

    Net cash used for financing activities			                 (9,862)               (8,407)

Net (decrease) increase in cash			             (254,189)              66,835

Cash and cash equivalents, beginning of period 		               488,446             383,133

Cash and cash equivalents, end of period 		         $   234,257         $   449,968



See accompanying notes to consolidated financial statements.



CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)




272:
Three Months Ended December 31,
                                                                                                                      2000                     1999


Supplemental disclosures of cash flow information:
    Interest paid			      $    11,443           $    13,743

    Income taxes paid			       $      4,854  	       $      2,083

Schedule of non-cash operating activities:
    Issuance of common stock for services and rent	        $           -  	        $      3,600

Schedule of non-cash investing activities:
    Retirement of fully depreciated equipment	         $          -	         $  172,731

















See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2000
(Unaudited)



   1. 	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of December 31, 2000 and for the three months then ended were prepared by the Registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position, results of operations,and cash flows. The results of operations for the respective periods presented are not
necessarily indicative of the results for the respective complete years.   The
Registrant has previously filed with the SEC an annual report on Form 10-KSB, which included audited financial statements for the year ended September 30,
2000.   The financial statements contained in this filing should be read in conjunction with the statements and notes thereto.


2.	  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Registrant Castle Holding Corp. ("CHC") and its subsidiaries.The principal subsidiaries of CHC are Castle Securities Corp. ("CSC-1") and Citadel Securities Corp. ("CSC-2"), both securities broker-dealers. All significant intercompany balances and transactions have been eliminated in consolidation.


3.	EXTRAORDINARY GAIN

In connection with the settlement of a class action claim against certain
Nasdaq market makers in December 2000, CSC-1 received $581,674 on January 9,
2001 in settlement of certain of its past principal transactions and $528,132 of fees on  January 16, 2001 for assisting in the processing of certain customer claims related to the same class action claim.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2000
(Unaudited)



The extraordinary gain was calculated as follows:
	    Revenue from legal settlement		$ 1,109,806
 Cost associated with legal settlement			      (109,806)

	    Net revenue from legal settlement		   1,000,000
	    Provision for income taxes			    (291,897)

	    Extraordinary gain			$    708,103

378:
4.	NOTES PAYABLE
                                                                                                     December 31,	September 30,
     	                                                                                2000	   2000

Notes payable consist of:
 Note payable to officer, interest at 12% paid
  annually, due on demand	                    $  22,500	 $  22,500
 Note payable to The OTC Equity Fund, Inc.
  ("OEF"), interest at 12% paid annually,
   due on demand		                        55,000	     55,000

 Totals			                    $  77,500	$  77,500

393: On December 21, 1998, CHC obtained a $100,000 business revolving credit line
394:from a financial institution.   Such line of credit, which is available to December
395:2001, its personally guaranteed by CHC's president and treasurer and borrowings
396:thereunder bear interest at prime rate plus .5% and amortize over 36 equal monthly
397:installments.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2000
(Unaudited)



5.	 OBLIGATIONS UNDER CAPITAL LEASES

At December 31, 2000, the aggregate future minimum lease payments due pursuant to noncancelable capital lease agreements are as follows:

Total minimum lease payments 			$ 114,619

Less amount representing interest			   (18,702)

Net present value of capital lease obligations		$   95,917

423: At December 31, 2000, equipment under capital leases are carried at a book value of $90,249.

6.	1998 INCENTIVE STOCK OPTION PLAN

In the years ended September 30, 1999 and 2000, CHC granted stock options to
employees of the Company.   The options provide the respective employees the
right to purchase CHC common stock at prices ranging from $.50 to $.75 per share and are exercisable and vest at a rate of 20% per year.

Activity relating to CHC's stock options follows:

			   Number of Shares
       		$.75 Options  $.50 Options     Totals
  Balance at September 30, 2000	 356,800          443,000             799,800
            Expired during the three months
               ended December 31, 2000	 (71,360)                       -              (71,360)

    Balance at December 31, 2000	285,440           443,000             728,440



CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2000
(Unaudited)

7.	  RELATED PARTY TRANSACTIONS

  Expense allowance - For the three months ended December 31, 2000 and 1999, the Company paid a total of $18,000 and $18,000 respectively, to its president and treasurer for accountable expenses pursuant to an agreement with the Company.

  Sea Friends Incorporated - For the three months ended December 31,
2000 and 1999, the Company received $3,000 and $3,000, respectively, from Sea Friends Incorporated, a not-for profit corporation, for usage of the
Company's facilities.   The Company's president and secretary/treasurer are
also directors of Sea Friends Incorporated.


8.	  COMMITMENTS AND CONTINGENCIES

  Operating leases -The Company leases its headquarters office space (approximately16,000 square feet) under six noncancellable operating lease agreements which expire between October 2001 and October 2002, with renewal options available to October 2007. Such lease agreements require minimum monthly rental payments of $6,549. The Company leases its autos and equipment under noncancellable operating lease agreements which expire between May 2001 and May 2005 and require minimum monthly rental payments of approximately $7,757.

   Rent expense under all operating leases consisted of:

	      	                     Three Months Ended December 31,
       	                     2000                 1999
Headquarters office space                   $  18,015        $  17,374
Autos and equipment	                          26,392             21,044

 Total                                                          $  44,407        $  38,418

  At December 31, 2000, the aggregate future minimum lease payments under noncancellable operating lease agreements are as follows:




CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2000
(Unaudited)



<TABLE
                                      Headquarters
 Year End                    Office                      Autos and
 September 30,         Space                     Equipment	Totals
509:
 2001	                    $  60,141                 $   57,631	$ 117,772
 2002	                        48,324                       68,933	   117,257
 2003	                          3,800                       26,834	     30,634
 2004	                                  -	   8,722	       8,722
 2005	                                  -	   3,828	       3,828
 Thereafter	     -	           -	                -
516:
  Totals	                  $112,265                   $165,948	$278,213

Litigation - On September 13, 1994, the SEC filed a civil action against CSC-1, its president, a former registered representative, and eight other defendants.
 The action alleges violations of Sections 5 (a) and (c), and 17 (a) of the Securities Act
of 1933, Sections 10 (b) and 15c of the Securities Exchange Act of 1934 and
Rules 10b3, 10b-5, 10b-6, and 15d-2 thereunder.   The complaint seeks
injunctive relief and disgorgement of profits of approximately $175,000.
CSC-1 answered the complaint and is vigorously defending the action.

On October 6, 1994, the NASD Market Surveillance Committee (the "MSC")
commenced a disciplinary proceeding against CSC-1, its president, and two former registered representatives.  The Complaint alleges violations of Article 3,
Sections 1, 4, 18 and 27 of the Association's Rules of Fair Practice and Section
10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.
After a hearing on  June 20, 1995, the MSC, in its Decision dated February
7, 1996, fined CSC-1 and its president jointly and severally $25,000 and ordered them to make restitution to specified customers totaling
approximately $10,000.   CSC-1 and its president appealed the
 Decision to the National Business Conduct Committee (the "NBCC")
of the NASD and a hearing of the appeal was held on June 7, 1996.
 In this

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2000
(Unaudited)

Amended Decision dated October 21, 1996, CSC-1 and its president appealed the
NBCC Amended Decision.   On May 18, 1998, the SEC denied CSC-1's Motion
for Reconsideration filed January 21, 1998.   On February 5, 1998 and June 15,
1998, CSC-1 and its president filed petition for review of the SEC actions to the Second Circuit of the United States Court of Appeals, which matters are pending.

Other CHC subsidiaries have also been named as defendants in civil cases
arising in the ordinary course of business.   The Company believes that it has
meritorious defenses to these actions and intends to vigorously contest them.

Management believes, based upon discussions with counsel, that the outcome of the litigation described above will not have a material effect on the Company's consolidated financial position. The materiality of legal matters on the Company's future operating results depends on the level of future results of 0perations as well as the timing and ultimate outcome of such legal matters.

As of December 31, 2000, the Company has accrued approximately $110,000 ($60,000 in the three months ended December 31, 1999; $50,000 prior thereto) in
connection with the above litigations.   Such amount is included in accounts
payable and accrued expenses.

584:

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND  RESULTS OF OPERATIONS

Financial Condition

Total stockholders' equity increased $588,112 from $498,296 at September 30, 2000 to
$1,086,408 at December 31, 2000. This increase was due to the $588,112 net income earned in the three months ended December 31, 2000.

Cash and cash equivalents decreased $254,189 from $488,446 at September 30, 2000
 to $234,257 at December 31, 2000.   This decrease was due to $203,040 used for
operating activities, $41,287 used for investing activities and $9,862 used for financing activities.

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

Revenues by source - For the three months ended December 31, 2000 and 1999, revenues were derived as follows:

                                                              Three  Months
       	                 Ended December 31,
                                                          2000	                 1999
Commissions:
    Castle Online    	                 $   392,945         $  1,047,608
    Other	                                                    144,368                151,673

    Total commissions   	                       537,313             1,199,281

Principal transactions:
    Trading accounts 	                         22,225                  70,859
    Investment accounts 	                             (227)                   1,579

    Total principal transactions                  21,998                 72,438

Interest and dividends   	                            5,179                   3,535

Total revenues  	                     $564,490         $1,275,254


Three months ended December 31, 2000 compared to three months ended December 31, 1999

For the three months ended December 31, 2000, net income was $588,112, or $.08 per share; the net income includes an extraordinary gain (net of provision for income taxes) of $708,103, or $.10 per share, offset by the loss before extraordinary item of $119,991, or $(.02) per share. For the three months ended December 31, 1999, net income was $93,743, or $.01 per share.
As more fully described in Note 3 to the Consolidated Financial Statements, the extraordinary gain in 2000 resulted from the settlement of a class action claim against certain Nasdaq market makers in December 2000.

Pretax income (loss) before extraordinary item was $ (200,131) in 2000, compared to $94,670 in 1999. Total revenues decreased $710,764 (56%) and total expenses decreased $415,963 (35%) in 2000 compared to 1999. Revenues less commissions and clearing and execution costs were $394,195 in 2000 compared to $853,339 in 1999.

Commissions revenue from the Castle Online division of CSC-1 decreased
$654,663 (62%) from $1,047,608 in 1999 to $392,945 in 2000.   Castle
Online customer transactions decreased from 64,838 in 1999 to 24,486 in 2000, largely due to a general decline in market conditions in 2000, especially involving stocks traded on The Nasdaq Stock Market.
Castle Online funded customers decreased from 327 at  December 31,
1999 to 296 at December 31, 2000.   Castle Online average revenue per
transaction was $16.16 and $16.05 in 1999 and 2000, respectively.

690:   Commissions revenue from other sources decreased $7,305 (5%) from $151,673 in
691:   1999 to $144,368 in 2000.  Customer transactions totaled 6,742 and 4,094 in 1999
692:   and 2000, respectively. Average revenue per transaction was $22.50 and $35.26 in
693:  1999 and 2000, respectively.

695: Revenue from principal transactions decreased $50,440 (70%) from $72,438 in 1999
696: to $21,998 in 2000.   Principal transactions totaled 1,118 and 182 in 1999 and 2000,
697: respectively.   Average revenue per transaction was $64.79 and $120.87 in 1999 and
698: 2000, respectively.

Commissions expense decreased $124,167 (75%) from $166,399 in 1999 to $42,232
in 2000 as a result of lower revenues.   Commissions expense as a percentage of total
revenues was 13% and 7% in 1999 and 2000, respectively.

Clearing and execution costs decreased $127,453 (50%) from $255,516 in 1999 to
705:  $128,063 in 2000 as a result of the decrease in the number of transactions.  Clearing
706: and execution costs as a percentage of total revenues was 20% and 23% in 1999 and 2000, respectively.

709: Communications expense decreased $83,933 (52%) from $161,861 in 1999 to
$77,928 in 2000.   The decrease was due largely to the cessation of MCI quote line service in June 2000 and lower network and workstation charges from The Nasdaq Stock Market.

PART II - OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

738: No additional reportable legal proceedings were initiated since December 29, 2000, the
739 filing date of Form 10-KSB for the fiscal year ended September 30, 2000.   Reference
740:should be made to the Registrant's Form 10-KSB for the fiscal year ended September 30,
741: 2000 for the status of legal proceedings previously initiated.


Item 2.  CHANGES IN SECURITIES

746: (c) No equity securities of the Registrant were sold by the Registrant during the quarterly period ended December 31, 2000 that were not registered under the
Securities Act.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

753:(a)    Exhibits - Financial Data Schedule included as Exhibit 27.
754 (b)    No reports on Form 8-K were filed by the Registrant during the quarter ended
    December 31, 2000.

SIGNATURES



782:Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant
783:has duly caused this report to be signed on its behalf by the undersigned thereunto duly
784:authorized.



CASTLE HOLDING CORP.


February 14, 2001	s/ George R. Hebert
George R. Hebert
President


February 14, 2001	/s/ Michael T. Studer
Michael T. Studer
Secretary - Treasurer,
    Principal Financial and
    Accounting Officer

EXHIBIT 27
Financial Data Schedule for the first quarter ended December 31, 2000 required pursuant to Item 601(c) of Regulation S-B

<NAME> CASTLE HOLDING CORP.
<MULTIPLIER> 1
<CURRENCY> 1
<PERIOD-TYPE> 3-MOS
<FISCAL-YEAR-END>DEC-31-2000
<PERIOD-START>OCT-01-2000
<PERIOD-END>DEC-31-2000
<EXCHANGE-RATE> 1
<CASH> 234,257
<RECEIVABLES> 1,351,170
<SECURITIES-RESALE> 0
<SECURITIES-BORROWED> 0
<INSTRUMENTS-OWNED> 78,406
<PP&E> 320,736
<TOTAL-ASSETS> 2,030,047
<SHORT-TERM> 77,500
<PAYABLES> 718,767
<REPOS-SOLD> 0
<SECURITIES-LOANED> 0
<INSTRUMENTS-SOLD> 1,455
<LONG TERM> 145,917
<COMMON> 17,285
<PREFERRED-MANDATORY> 0
<PREFERRED> 0
<OTHER-SE> 1,069,123
<TOTAL-LIABILITY-AND-EQUITY> 2,030,047
<TRADING-REVENUE> 21,998
<INTEREST-DIVIDENDS> 5,179
<COMMISSIONS> 537,313
<INVESTMENT-BANKING-REVENUES> 0
<FEE-REVENUE> 0
<INTEREST-EXPENSE> 7,168
<COMPENSATION> 243,780
<INCOME-PRETAX> (200,131)
<INCOME-PRE-EXTRAORDINARY> (119,991)
<EXTRAORDINARY> 708,103
<CHANGES> 0
<NET-INCOME> 588,112
<EPS-PRIMARY> .08
<EPS-DILUTED> .08