Form 10QSB/A
period 2000-12-31
CASTLE HOLDING CORP
filed 2001-02-15
CIK 802510

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

CASTLE HOLDING CORP.
Form 10-QSB for the quarterly period ended December 31,
2000


INDEX



PART I.    FINANCIAL INFORMATION				 	  Page

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition			   3

   Consolidated Statements of Operations  		                   4

   Consolidated Statements of Cash Flows   		                   5

   Notes to Consolidated Financial Statements   	                   7


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations					  13


PART II.   OTHER INFORMATION					          16


SIGNATURES								  17

EXHIBIT 27								  18


CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

   								December 31, 	September 30,
								2000 	        2000
			    			                (Unaudited)

Assets
Cash and cash equivalents			   		$   234,257	$    488,446
Due from brokers						    241,364  	     282,920
Receivable from legal settlement				  1,109,806                -
Securities owned, at market value				     78,406	      45,194
Equipment, less accumulated depreciation of
    $74,593 and $64,214, respectively			             94,975           77,281
Equipment under capital leases, less
    accumulated depreciation of $90,951
    and $80,870, respectively				             90,249 	     100,330
Leasehold improvements, less
    accumulated amortization of
    $142,894 and $126,552, respectively		                    135,512          138,640
Other assets					    	             45,478  	      75,688

Total assets					    		$ 2,030,047 	 $ 1,208,499

Liabilities and Stockholders' Equity
Liabilities:
Notes payable			  	   			$    77,500      $    77,500
    Accounts payable and accrued expenses		   	    489,555	     443,884
    Commissions payable		  	                             17,748	      27,309
    Income taxes payable		   	 	            210,464 	       3,561
    Securities sold, not yet purchased, at market		      1,455 	         303
    Obligations under capital leases		 	             95,917 	     105,779
    Loan subordinated to claims of general creditors		     50,000	      50,000

  Total liabilities 		    		 		    942,639	     708,336

Commitments and contingencies 	  				          -		   -

Minority interest						      1,000	       1,867

Stockholders' equity:
    Common stock, $.0025 par value; authorized
   10,000,000 shares, issued and outstanding
   6,914,100 and 6,914,100 shares, respectively		  	     17,285	      17,285
    Additional paid - in capital			 	    994,910	     994,910
    Accumulated deficit 				  	    351,088	    (237,024)
    Total						    	  1,363,283	     775,171
    Less stock subscriptions receivable 		  	   (276,875)	    (276,875)

    Total stockholders' equity			 		  1,086,408	      498,296

Total liabilities and stockholders' equity		  	$ 2,030,047	  $ 1,208,499
See accompanying notes to consolidated financial statements.

CASTLE  HOLDING  CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

							               Three Months
						   	             Ended December 31,
							             2000          1999
Revenues:
    Commissions				 		 	  $  537,313	$ 1,199,281
    Principal transactions			  		      21,998         72,438
    Interest and dividends				               5,179  	      3,535

  Total revenues						     564,490  	  1,275,254

Expenses:
    Commissions	  		    			              42,232        166,399
    Clearing and execution costs				     128,063        255,516
    Communications			  		              77,928        161,861
    Advertising							      12,122	     25,045
    Administrative compensation
    and employee benefits	 			             201,548        243,349
    Professional and consulting fees	  			      70,453	     84,677
    Registration and regulatory fees				      18,470         17,461
    Occupancy				  			      18,015	     17,374
    Interest							       7,168          6,768
    Other							     188,622 	    202,134

   Total expenses						     764,621 	  1,180,584

Income (loss) before provision for
 income taxes 			 		   	            (200,131)        94,670

Provision for (benefit from) income taxes  			     (80,140) 	        927

Income (loss) before extraordinary item				    (119,991)	     93,743

Extraordinary gain, net of provision for
income taxes of $291,897					     708,103		  -

Net income (loss) 						  $  588,112	 $   93,743

Basic and diluted earnings per share:
    Income (loss) before extraordinary item			  $     (.02)	 $      .01
    Extraordinary gain						         .10	          -

Net income (loss)						  $      .08	 $      .01

Weighted average number of common
 shares outstanding:
 Basic							           6,914,000	  6,647,167

 Diluted					                   6,914,100	  6,667,167
See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

							         Three Months Ended December 31,
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

352: In connection with the settlement of a class action claim against certain 353: Nasdaq market makers in December 2000, CSC-1 received $581,674
354:  on January 9, 2001 in settlement of certain of its past principal
355: transactions and $528,132 of fees on January 16, 2001 for assisting in the processing of certain customer claims related to the same class action claim.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2000
(Unaudited)





The extraordinary gain was calculated as follows:

 Revenue from legal settlement	                	$ 1,109,806
 Cost associated with legal settlement			   (109,806)

	    Net revenue from legal settlement		  1,000,000
	    Provision for income taxes			   (291,897)

	    Extraordinary gain				    708,103

4.	NOTES PAYABLE
                                                       December 31,    September 30,
    	                                                 2000	           2000
Notes payable consist of:
 Note payable to officer, interest at 12% paid
  annually, due on demand			        $  22,500      $  22,500
 Note payable to The OTC Equity Fund, Inc.
  ("OEF"), interest at 12% paid annually,
   due on demand					   55,000	  55,000

 Totals						        $  77,500      $  77,500

On December 21, 1998, CHC obtained a $100,000 business revolving credit line
from a financial institution.   Such line of credit, which is available to
December 2001, its personally guaranteed by CHC's president and treasurer and borrowings thereunder bear interest at prime rate plus .5% and amortize over 36 equal monthly installments.

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

Rent expense under all operating leases consisted of:

				    Three Months Ended December 31,
				     2000             1999
Headquarters office space	     $  18,015	      $  17,374
Autos and equipment		        26,392           21,044

 Totals				     $  44,407	      $  38,418

At December 31, 2000, the aggregate future minimum lease payments under noncancellable operating lease agreements are as follows:

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2000
(Unaudited)



				        Headquarters
	Year Ended      Office		Autos and
	September 30,	Space		Equipment     Totals

	2001		$  60,141	$  57,631      $ 117,772
	2002		   48,324	   68,933	 117,257
	2003		    3,800	   26,834	  30,634
	2004		        -	    8,722	   8,722
	2005		        -	    3,828	   3,828
	Thereafter	        -	        -	       -

	Totals		$ 112,265	$ 165,948      $ 278,213

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

                                Three  Months
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


Three months ended December 31, 2000 compared to three months ended December 31, 1999

For the three months ended December 31, 2000, net income was $588,112, or $.08 per share; the net income includes an extraordinary gain (net of provision for income taxes) of $708,103, or $.10 per share, offset by the loss before extraordinary item of $119,991, or $(.02) per share. For the three months ended
December 31, 1999, net income was $93,743, or $.01 per share.   As more fully
described in Note 3 to the Consolidated Financial Statements, the extraordinary 691: gain in 2000 resulted from the settlement of a class action claim against certain Nasdaq market makers in December 2000.

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

Commissions revenue from other sources decreased $7,305 (5%) from $151,673 in 1999 to $144,368 in 2000. Customer transactions totaled 6,742 and 4,094 in 1999 and 2000, respectively. Average revenue per transaction was $22.50 and $35.26 in 1999 and 2000, respectively.

Revenue from principal transactions decreased $50,440 (70%) from
$72,438 in 1999 to $21,998 in 2000.   Principal transactions totaled
1,118 and 182 in 1999 and 2000, respectively.   Average revenue per
transaction was $64.79 and $120.87 in 1999 and 2000, respectively.

Commissions expense decreased $124,167 (75%) from $166,399 in 1999 to
$42,232 in 2000 as a result of lower revenues.   Commissions expense
as a percentage of total revenues was 13% and 7% in 1999 and 2000, respectively.

Clearing and execution costs decreased $127,453 (50%) from $255,516 in 1999 to $128,063 in 2000 as a result of the decrease in the number
 of transactions.    Clearing and execution costs as a percentage of
total revenues was 20% and 23% in 1999 and 2000, respectively.

Communications expense decreased $83,933 (52%) from $161,861 in 1999 to
$77,928 in 2000.   The decrease was due largely to the cessation of MCI
quote line service in June 2000 and lower network and workstation charges from The Nasdaq Stock Market.

PART II - OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

No additional reportable legal proceedings were initiated since December 29, 2000, the filing date of Form 10-KSB for the fiscal year ended
September 30, 2000.   Reference should be made to the Registrant's Form
10-KSB for the fiscal year ended September 30, 2000 for the status of legal proceedings previously initiated.


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