Form 10QSB
period 2001-03-31
CASTLE HOLDING CORP
filed 2001-05-14
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2001

Commission file number 33-37809-NY

CASTLE HOLDING CORP.
(Exact name of small business issuer as specified in this charter)

             Nevada                  77-0121957
(State of incorporation)        (IRS Employer Identification
Number)

45 Church  Street,  Suite 25, Freeport, New York   11520
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code (516) 868-2000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
6,914,100 shares ($.0025 par value) at April 30, 2001

CASTLE HOLDING CORP.
Form 10-QSB for the quarterly period ended March 31, 2001


INDEX




PART I.  FINANCIAL INFORMATION				        Page

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition      	  3

         Consolidated Statements of Operations                    4

         Consolidated Statements of Cash Flows                    5

         Notes to Consolidated Financial Statements            	  7


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations            13


PART II.   OTHER INFORMATION                                     17


SIGNATURES                                                       18

EXHIBIT 27                                                       19

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

                                                        March 31,     September 30,
                                                        2001          2000
                                                        (Unaudited)
Assets
Cash and cash equivalents                              $    993,366   $   488,446
Due from brokers                                            247,118       282,920
Securities owned, at market value                            71,636        45,194
Equipment, less accumulated depreciation of
    $84,088 and $64,214, respectively                       100,675        77,281
Equipment under capital leases, less
    accumulated depreciation of $99,812
    and $80,870, respectively                                81,388       100,330
Leasehold improvements, less
    accumulated amortization of
    $162,980 and $126,552, respectively	                    127,989       138,640
Other assets                                                 39,383        75,688

Total assets                                            $ 1,661,555   $ 1,208,499

Liabilities and Stockholders' Equity

Liabilities:
     Notes payable            	                        $    77,500   $    77,500
    Accounts payable and accrued expenses   	            466,429       443,884
    Commissions payable		                              6,979        27,309
    Income taxes payable                                     78,460         3,561
    Securities sold, not yet purchased, at market                 1           303
    Obligations under capital leases                         87,439       105,779
    Loan subordinated to claims of general creditors         50,000        50,000

       Total liabilities 	                            766,808       708,336

Commitments and contingencies 	       	                          -             -

Minority interest                                             1,000         1,867

Stockholders' equity:
    Common stock, $.0025 par value; authorized
        10,000,000 shares, issued and outstanding
        6,914,100 and 6,914,100 shares, respectively         17,285        17,285
    Additional paid - in capital                            994,910       994,910
    Retained earnings (accumulated deficit)                 158,427      (237,024)
         Total                                            1,170,622       775,171
    Less stock subscriptions receivable       	           (276,875)     (276,875)

         Total stockholders' equity           	            893,747       498,296

Total liabilities and stockholders' equity            	$ 1,661,555   $ 1,208,499

See accompanying notes to consolidated financial statements.

CASTLE  HOLDING  CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                           Six Months                 Three Months
                                           Ended March 31,            Ended March 31,
                                           2001         2000          2001           2000
Revenues:
    Commissions	                            $   919,866   $ 2,711,179   $    382,553   $ 1,511,898
    Principal transactions                       30,644	      216,544          8,646       144,106
    Interest and dividends                       15,296	        9,091         10,117  	     5,556

       Total revenues                           965,806	    2,936,814        401,316  	 1,661,560

Expenses:
    Commissions	                                 71,389	      414,321         29,157       247,922
    Clearing and execution costs                235,282	      626,479        107,219       370,963
    Communications                              164,553       283,082         86,625       143,226
    Advertising	                                 26,136	       45,988         14,014        20,943
    Administrative compensation
     and employee benefits                      370,871       545,586        169,323       302,237
    Professional and consulting fees            158,913	      249,201         88,460       142,519
    Registration and regulatory fees             21,693	       21,377          3,223         3,916
    Occupancy                                    36,162	       35,125         18,147        17,751
    Interest                                     13,908	       13,856          6,740         7,088
    Other                                       391,694	      395,917        203,072       193,783

        Total expenses	                      1,490,601	    2,630,932        725,980     1,450,348

Income (loss) before provision for
    income taxes                               (524,795)      305,882       (324,664)      211,212

Provision for (benefit from) income taxes      (212,143)        1,327       (132,003)          400

Income (loss) before extraordinary item	       (312,652)      304,555       (192,661)      210,812

Extraordinary gain, net of provision for
    income taxes of $291,897                    708,103	            -              -	         -

Net income (loss)                            $  395,451	  $   304,555     $ (192,661)  $   210,812

Basic and diluted earnings per share:
    Income (loss) before extraordinary item  $     (.04)  $       .05     $     (.02)  $       .04
    Extraordinary gain                              .10	            -	           -             -

     Net income (loss)                       $      .06	  $       .05     $     (.02)  $       .04

Weighted average number of common
      shares outstanding:
      Basic                                   6,914,100	    6,720,495      6,914,100     6,793,833

      Diluted                                 6,914,100     6,750,495      6,914,100     6,833,833

See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                        Six Months Ended March 31,
                                                        2001          2000
Cash flows from operating activities:
    Net income                                          $  395,451    $  304,555
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                         75,244        45,848
       Minority interest                                      (867)            -
       Issuance of common stock for services and rent            -        10,300
    Changes in assets and liabilities:
       Due from brokers	                                    35,802      (222,161)
       Securities owned                    	           (26,442)      (18,643)
       Other assets          	      	                    36,305         4,320
       Accounts payable and accrued expenses                22,545       146,107
       Commissions payable                                 (20,330)      110,885
       Income taxes payable                                 74,899          (679)
       Securities sold, not yet purchased      	              (302)         (804)

    Net cash provided by operating activities              592,305       379,728

Cash flows from investing activities:
    Purchases of equipment and leasehold improvements      (69,045)      (70,825)

    Net cash used for investing activities                 (69,045)      (70,825)

Cash flows from financing activities:
    Collection of stock subscriptions receivable                 -        11,250
    Repayment of obligations under capital leases          (18,340)      (18,677)

    Net cash used for financing activities                 (18,340)       (7,427)

Net increase in cash                                       504,920       301,476

Cash and cash equivalents, beginning of period 	           488,446       383,133

Cash and cash equivalents, end of period               $   993,366    $  684,609


See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                        Six Months Ended March 31,
                                                        2001          2000
Supplemental disclosures of cash flow information:
    Interest paid                                        $    15,858  $    21,506

    Income taxes paid                                    $     4,855  $     1,319

Schedule of non-cash operating activities:
    Issuance of common stock for services and rent       $         -  $    10,300

Schedule of non-cash investing activities:
    Acquisition of equipment in connection
       with capital lease obligations                    $         -  $    77,464

    Retirement of fully depreciation equipment	         $         -  $  172,731

Schedule of non-cash financing activities:
    Conversion of note payable to common stock           $         -  $    10,000

    Receipt of stock subscriptions receivable in
      connection with sale of common stock               $         -  $   110,000



See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2001
(Unaudited)



   1. 	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 	The consolidated financial statements as of March 31, 2001 and for the six months then ended were prepared by the Registrant without audit pursuant to the rules and regulations of the Securities and Exchange
Commission ("SEC").   Certain information and footnote disclosures normally
included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly
the financial position, results of operations, and cash flows.   The results
 of operations for the respective periods presented are not necessarily
indicative of the results for the respective complete years.   The
Registrant has previously filed with the SEC an annual report on Form 10-KSB, which included audited financial statements for the year ended September 30,
2000.   The financial statements contained in this filing should be read in conjunction with the statements and notes thereto.


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

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2001
(Unaudited)




The extraordinary gain was calculated as follows:

  Revenue from legal settlement	         $ 1,109,806
  Cost associated with legal settlement     (109,806)
  Net revenue from legal settlement	   1,000,000
  Provision for income taxes                (291,897)

  Extraordinary gain                    $    708,103


4. NOTES PAYABLE

                                                        March 31,  September 30,
                                                        2001	   2000
Notes payable consist of:
      Note payable to officer, interest at 12% paid
            annually, due on demand			$  22,500   $  22,500
      Note payable to The OTC Equity Fund, Inc.
            ("OEF"), interest at 12% paid annually,
             due on demand                                 55,000      55,000

      Totals                                            $  77,500   $  77,500

On December 21, 1998, CHC obtained a $100,000 business revolving credit line
from a financial institution.   Such line of credit, which is available to
December 2001, is personally guaranteed by CHC's president and treasurer and borrowings thereunder bear interest at prime rate plus .5% and amortize over 36 equal monthly installments.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2001
(Unaudited)





5.	 OBLIGATIONS UNDER CAPITAL LEASES

At March 31, 2001, the aggregate future minimum lease payments due pursuant to noncancelable capital lease agreements are as follows:



Total minimum lease payments                           $ 103,816

Less amount representing interest                        (16,377)

Net present value of capital lease obligations        $   87,439

At March 31, 2001, equipment under capital leases are carried at a book value of $81,388.


6.	1998 INCENTIVE STOCK OPTION PLAN

In the years ended September 30, 1999 and 2000, CHC granted stock options to
employees of the Company.   The options provide the respective employees the
right to purchase CHC common stock at prices ranging from $.50 to $.75 per share and are exercisable and vest at a rate of 20% per year.

Activity relating to CHC's stock options is as follows:

                                       Number of Shares
                             $.75 Options $.50 Options  Totals
Balance at September 30, 2000    356,800    443,000    799,800
Expired during the six months
  ended March 31, 2001           (71,360)         -    (71,360)

Balance at March 31, 2001        285,440    443,000    728,440

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2001
(Unaudited)




7.	  RELATED PARTY TRANSACTIONS

  Expense allowance - For the six months ended March 31, 2001 and 2000, the Company paid a total of $36,000 and $36,000 respectively, to its president and treasurer for accountable expenses pursuant to an agreement with the Company.

  Sea Friends Incorporated - For the three months ended March 31, 2001 and 2000, the Company received $6,000 and $6,000, respectively, from Sea Friends Incorporated, a not-for profit corporation, for usage of the Company's facilities. The Company's president and secretary/ treasurer are also directors of Sea Friends Incorporated.


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


   Rent expense under all operating leases consisted of:

                                                    Six Months Ended March 31,
                                                        2001       2000
   Headquarters office space                            $  36,162  $  35,125
   Autos and equipment                                     51,773     43,057

   Totals                                               $  87,935  $  78,182


CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2001
(Unaudited)


At March 31, 2001, the aggregate future minimum lease payments under noncancellable operating lease agreements are as follows:

Year Ended     Headquarters   Autos and
September 30,  Office Space   Equipment	     Totals
2001            $   42,294    $  43,640	  $  85,934
2002                48,349       74,455	    122,804
2003                 3,800       32,356	     36,156
2004                     -       10,103	     10,103
2005                     -        3,829	      3,829
Thereafter               -            -	          -

Totals          $   94,443    $ 164,383	  $ 258,826

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

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2001
(Unaudited)




On October 6, 1994, the NASD Market Surveillance Committee (the "MSC") commenced a disciplinary proceeding against CSC-1, its president, and two former registered representatives. The Complaint alleges violations of
Article 3, Sections 1, 4, 18 and 27 of the Association's Rules of Fair Practice and Section 10 (b) of the Securities Exchange Act of 1934 and
Rule 10b-5 thereunder.   After a hearing on June 20, 1995, the MSC, in its
Decision dated February 7, 1996, fined CSC-1 and its president jointly and severally $25,000 and ordered them to make restitution to specified customers
totaling approximately $10,000.   CSC-1 and its president appealed the
Decision to the National Business Conduct Committee (the "NBCC") of the NASD
and a hearing of the appeal was held on June 7, 1996.   In its Amended
Decision dated October 21, 1996, the NBCC affirmed the fines and restitution order. On November 15, 1996, CSC-1 and its president appealed the NBCC Amended Decision to the SEC. On January 7, 1998, the SEC affirmed the NBCC Amended Decision. On May 18, 1998, the SEC denied CSC-1's Motion for
Reconsideration filed January 21, 1998.   On February 5, 1998 and June 15,
1998, CSC-1 and its president filed petition for review of the SEC actions to the Second Circuit of the United States Court of Appeals (the "Second Circuit"). On May 7, 2001, the NASD advised CSC-1 and its president that the Second Circuit had dismissed the petition for review on November 13, 1998 and that CSC-1's (and CSC-2's) president is to be suspended from association with any NASD member in any cpaacity for 30 days commencing
June 4, 2001 and concluding July 3, 2001. Counsel to CSC-1 and its presidentis presently considering whether to appeal the Second Circuit's decision.

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

As of March 31, 2001, the Company has accrued approximately $110,000 ($60,000 in the six months ended March 31, 2000; $50,000 prior thereto) in connection
with the above litigations.   Such amount is included in accounts payable and
accrued expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND  RESULTS OF OPERATIONS

Financial Condition

Total stockholders' equity increased $395,451 from $498,296 at September 30,
2000 to$893,747 at March 31, 2001.   This increase was due to the $395,451
net income earned in the six months ended March 31, 2001.

Cash and cash equivalents increased $504,920 from $488,446 at September 30,
2000 to $993,366 at March 31, 2001.   This increase was due to $592,305
provided by operating activities, offset by $69,045 used for investing activities and $18,340 used for financing activities.

CSC-1 and CSC-2, the Registrant's broker-dealer subsidiaries, are subject to
"net capital" requirements of the SEC.   Among other things, these
requirements limit the number of markets, which they may make, and the value
of securities inventories which they may carry.   Presently, a broker or
dealer engaged in activities as a market maker must maintain net capital in an amount not less than $2,500 for each security in which it makes a market (unless a security in which it makes a market has a market value of $5.00 or less in which event the amount of net capital shall be not less than $1,000 for each such security).

At March 31, 2001, CSC-1 had net capital of $569,887, which was $538,176 in excess of its required net capital of $31,711, and CSC-2 had net capital of $154,317, which was $54,317 in excess of its required net capital of $100,000.

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

Revenues by source - For the three months and six months ended March 31, 2001 and 2000, revenues were derived as follows:

                                   Six Months                Three  Months
                                   Ended March 31,	     Ended March 31,
                                   2001          2000	      2001        2000
Commissions:
  Castle Online                     $  699,582   $2,343,426   $ 306,637   $1,295,818
  Other                                220,284      367,753      75,916      216,080

  Total commissions                    919,866    2,711,179     382,553    1,511,898

Principal transactions:
  Trading accounts                      30,099	    213,105       7,874      142,246
  Investment accounts                      545	      3,439         772        1,860

  Total principal transactions          30,644      216,544       8,646	     144,106

Interest and dividends                  15,296        9,091      10,117        5,556

Total revenues                      $  965,806   $2,936,814    $401,316   $1,661,560

Six months ended March 31, 2001 compared to six months ended March 31, 2000

For the six months ended March 31, 2001, net income was $395,451, or $.06 per share; the net income includes an extraordinary gain (net of provision for income taxes) of $708,103, or $.10 per share, offset by the loss before extraordinary item of $312,652, or $(.04) per share. For the six months
ended March 31, 2000, net income was $304,555, or $.05 per share.   As more
fully described in Note 3 to the Consolidated Financial Statements, the extraordinary gain in 2001 resulted from the settlement of a class action claim against certain Nasdaq market makers in December 2000.

Pretax income (loss) before extraordinary item was $(524,795) in 2001, compared to $305,882 in 2000. Total revenues decreased $1,971,008 (67%) and total expenses decreased $1,140,331 (43%) in 2001 compared to 2000. Revenues less commissions and clearing and execution costs were $659,135 in 2001 compared to $1,896,014 in 2000.

Commissions revenue from the Castle Online division of CSC-1 decreased
$1,643,884 (70%) from $2,343,426 in 2000 to $699,582 in 2001.   Castle
Online customer transactions decreased from 144,663 in 2000 to 45,009 in 2001, largely due to a general decline in market conditions in 2001,
especially involving stocks traded on The Nasdaq Stock Market.   Castle
Online funded customers decreased from 331 at March 31, 2000 to 285 at
March 31, 2001.   Castle Online average revenue per transaction was $16.20
and $15.54 in 2000 and 2001, respectively.

Commissions revenue from other sources decreased $147,469 (40%) from $367,753 in 2000 to $220,284 in 2001. Customer transactions totaled 12,035 and 6,037 in 2000 and 2001, respectively. Average revenue per transaction was $30.56 and $36.49 in 2000 and 2001, respectively.

Revenue from principal transactions decreased $185,900 (86%) from $216,544 in
2000 to $30,644 in 2001.   Principal transactions totaled 2,066 and 282 in
2000and 2001, respectively.   Average revenue per transaction was $104.81 and
$108.67 in 2000 and 2001, respectively.

Commissions expense decreased $342,932 (83%) from $414,321 in 2000 to $71,389
in 2001 as a result of lower revenues.   Commissions expense as a percentage
of total revenues was 14% and 7% in 2000 and 2001, respectively. The percentage decrease is due to the fact that a smaller percentage of revenues was derived from principal transactions, where the commissions payout percentage is higher.

Clearing and execution costs decreased $391,197 (62%) from $626,479 in 2000 to $235,282 in 2001 as a result of the decrease in the number of transactions. Clearing and execution costs as a percentage of total revenues was 21% and 24% in 2000 and 2001, respectively.

Communications expense decreased $118,529 (42%) from $283,082 in 2000 to
$164,553 in 2001.   The decrease was due largely to the cessation of MCI quote line service in June 2000 and lower network and workstation charges from The Nasdaq Stock Market.

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Pretax income (loss) before extraordinary item was $(324,664) in 2001, compared
to $211,212 in 2000.   Total revenues decreased $1,260,244 (76%) and total
expenses decreased $724,368 (50%) in 2001 compared to 2000.   Revenues less
commissions and clearing and execution costs were $264,940 in 2001 compared to $1,042,675 in 2000.

Commissions revenue from the Castle Online division of CSC-1 decreased $989,181
(76%) from $1,295,818 in 2000 to $306,637 in 2001.   Castle Online customer
transactions decreased from 79,825 in 2000 to 20,523 in 2001, largely due to a general decline in market conditions in 2001, especially involving stocks
traded on The Nasdaq Stock Market.   Castle Online average revenue per
transaction was $16.23 and $14.94 in 2000 and 2001, respectively.

Commissions revenue from other sources decreased $140,164 (65%) from $216,080 in 2000 to $75,916 in 2001. Customer transactions totaled 5,293 and 1,943 in 2000 and 2001, respectively. Average revenue per transaction was $40.82 and $39.07 in 2000 and 2001, respectively.

Revenue from principal transactions decreased $135,460 (94%) from $144,106 in
2000 to $8,646 in 2001.   Principal transactions totaled 948 and 100 in 2000
and 2001, respectively.   Average revenue per transaction was $152.01 and
$86.46 in 2000 and 2001, respectively.

Commissions expense decreased $218,765 (88%) from $247,922 in 2000 to $29,157
in 2001 as a result of lower revenues.   Commissions expense as a percentage
of total revenues was 15% and 7% in 2000 and 2001, respectively. The percentage decrease is due to the fact that a smaller percentage of revenues was derived from principal transactions, where the commissions payout percentage is higher.


Clearing and execution costs decreased $263,744 (71%) from $370,963 in 2000 to $107,219 in 2001 as a result of the decrease in the number of transactions. Clearing and execution costs as a percentage of total revenues was 22% and 27% in 2000 and 2001, respectively.

Communications expense decreased $56,601 (40%) from $143,226 in 2000 to $86,625
in 2001.   The decrease was due largely to the cessation of MCI quote line service in June 2000 and lower network and workstation charges from The Nasdaq Stock Market.

Administrative compensation and employee benefits decreased $132,914 (44%) from
$302,237 in 2000 to $169,323 in 2001.   The decrease was due to a reduction in
personnel, reduction in certain salary levels, and lower payroll taxes as a result of lower salaries and commissions.

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

NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC. MARKET SURVEILLANCE COMMITTEE V. CASTLE, MICHAEL T. STUDER ET AL

On May 7, 2001, the NASD advised CSC-1 and its president that the Second Circuit had dismissed the petition for review on November 13, 1998 and that CSC-1's (and CSC-2's) president is to be suspended from association with any NASD member in any cpaacity for 30 days commencing June 4, 2001 and concluding July 3, 2001. Counsel to CSC-1 and its presidentis presently considering whether to appeal the Second Circuit's decision.


Item 2.  CHANGES IN SECURITIES

(c) No equity securities of the Registrant were sold by the Registrant during the quarterly period ended March 31, 2001 that were not registered under the Securities Act.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - Financial Data Schedule included as Exhibit 27.
(b) One report on Form 8-K (dated January 19, 2001) was filed by the Registrant during the quarter ended March 31, 2000

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CASTLE HOLDING CORP.


May 10, 2001	George R. Hebert
George R. Hebert
President


May 10, 2001	/s/ Michael T. Studer
Michael T. Studer
Secretary - Treasurer,
    Principal Financial and
    Accounting Officer