Form 10QSB
period 2001-06-30
CASTLE HOLDING CORP
filed 2001-08-15
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
6,914,100 shares ($.0025 par value) at July 31, 2001

CASTLE HOLDING CORP.
Form 10-QSB for the quarterly period ended June 30, 2001


INDEX


PART I.  FINANCIAL INFORMATION		              Page

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition      	                   3

         Consolidated Statements of Operations                                             4

         Consolidated Statements of Cash Flows                                          5

         Notes to Consolidated Financial Statements            	                   7


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       14



PART II.   OTHER INFORMATION                                                                18


SIGNATURES                                                                                                  19
73:

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

86:
                                                                                               June 30,          September 30,
                                                                                                     2001                   2000
                                                                                          (Unaudited)
Assets
Cash and cash equivalents                                         $    711,448          $    488,446
Restricted cash (note 6)                                                      143,880                             -
Due from brokers                                                                  258,932                282,920
Securities owned, at market value                                       75,186                  45,194
Equipment, less accumulated depreciation
  of $95,977 and $64,214, respectively                                92,795                  77,281
Equipment under capital leases, less
  accumulated depreciation of $108,674
  and $80,870, respectively                                                   72,526               100,330
Leasehold costs and improvements, less
  accumulated amortization of
  $183,740 and $126,552, respectively	                      258,478               138,640
Other assets                                                                            53,553                 75,688

Total assets                                                                    $ 1,666,798         $ 1,208,499

Liabilities and Stockholders' Equity

Liabilities:
  Notes payable            	                                              $      77,500          $      77,500
  Accounts payable and accrued expenses                     381,841                443,884
  Commissions payable		                           9,129                  27,309
  Income taxes payable                                                            1,862                     3,561
  Securities sold, not yet purchased,
      at market                                                                                       1                        303
  Obligations under capital leases                                       78,687                105,779
  Loan subordinated to claims of general
      creditors                                                                               50,000                  50,000

       Total liabilities 	                                                     599,020                708,336

Commitments and contingencies 	       	        -                             -

Minority interest                                                                           1,000                     1,867

Stockholders' equity:
    Class A Convertible Preferred stock, $.01 per value;
      to be authorized 1,000,000 shares, to
      be issued and outstanding 436,000 and 0
      shares, respectively (note 6)	                             4,360                             -
    Common stock, $.0025 par value; authorized
      10,000,000 shares, issued and outstanding
      6,914,100 and 6,914,100 shares, respectively             17,285                    17,285
    Additional paid - in capital                                              1,415,350                 994,910
    Accumulated deficit                                                              (93,342)              (237,024)
         Total                                                                               1,343,653                 775,171
    Less stock subscriptions receivable                             (276,875)               (276,875)

         Total stockholders' equity           	                      1,066,778                  498,296

Total liabilities and stockholders' equity                     $  1,666,798             $ 1,208,499

See accompanying notes to consolidated financial statements.

CASTLE  HOLDING  CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                                                         Nine Months                 Three Months
                                                                              Ended June 30,              Ended June 30,
                                                                     2001             2000               2001          2000
Revenues:
  Commissions	                       $1,133,894   $3,426,188   $ 214,028  $ 715,009
  Principal transactions                                   35,054         240,160           4,410        23,616
  Interest and dividends                                  22,879            15,861           7,583          6,770

     Total revenues                                       1,191,827     3,682,209       226,021     745,395

Expenses:
  Commissions	                               79,919         475,198           8,530        60,877
  Clearing and execution costs                   301,546         755,128         66,264      128,649
  Communications                                         227,021         413,426         62,468     130,344
  Advertising                                                       33,648           59,204            7,512       13,216
  Administrative compensation
   and employee benefits                              518,930         795,649       148,059     250,063
  Professional and consulting fees            197,178         309,663          38,265       60,462
  Registration and regulatory fees                23,233            22,744            1,540          1,367
  Occupancy                                                       54,309            52,876         18,147        17,751
  Interest                                                             20,473            21,729            6,565          7,873
  Other                                                              588,733          528,575        197,039     132,658

        Total expenses	                         2,044,990      3,434,192        554,389     803,260

Income (loss) before provision for
    income taxes                                            (853,163)        248,017       (328,368)    (57,865)

Provision for (benefit from)
    income taxes                                            (301,744)             1,983        (89,601)            656

Income (loss) before
    extraordinary item	                           (551,419)        246,034      (238,767)     (58,521)

Extraordinary gain (loss), net of
    provision for (loss) income
    taxes of $304,899 and
    $ 13,002, respectively	                             695,101                     -          (13,002)               -

Net income (loss)                                      $  143,682     $  246,034   $(251,769)   $ (58,521)

Basic and diluted earnings
    per share:
    Income (loss) before
     extraordinary item                                  $     (.08)        $      .04         $     (.04)       $    (.01)
    Extraordinary gain                                           .10                    -                     -                   -

    Net income (loss)                                   $      .02         $       .04        $      (.04)      $    (.01)

Weighted average number of
      common shares outstanding:
      Basic                                                        6,914,100       6,784,044      6,914,100    6,911,133

      Diluted                                                     6,934,322        6,804,044     6,974,767     6,911,133

See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                   Nine Months Ended June 30,
                                                                                                         2001               2000
Cash flows from operating activities:
    Net income                                                                               $  143,682      $  246,034
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                                              116,754             76,850
       Minority interest                                                                               (867)                    -
       Issuance of common stock for services and rent                          -               13,150
    Changes in assets and liabilities:
       Due from brokers	                                                                  23,988         (177,363)
       Securities owned                    	                                   (29,992)             (8,528)
       Other assets          	      	                                    22,135                 5,899
       Accounts payable and accrued expenses                            (62,043)           138,727
       Commissions payable                                                             (18,180)                2,737
       Income taxes payable                                                                 (1,699)                 (168)
       Securities sold, not yet purchased      	                                        (302)                 (804)

    Net cash provided by operating activities                                 193,476            296,534

Cash flows from investing activities:
    Purchases of equipment		        (47,277)           (54,856)
    Leasehold costs and improvements      	      (177,026)           (63,554)
    Net cash used for investing activities                                       (224,303)         (118,410)

Cash flows from financing activities:
    Sale of Class A Convertible Preferred Stock
    ($ 436,000 less $ 11,199 offering costs and
    less $ 143,880 of gross proceeds classified
    as restricted cash) (note 6)                                                            280,921                       -
    Collection of stock subscriptions receivable                                      -                     21,250
    Repayment of obligations under capital leases                         (27,092)             (30,919)

    Net cash provided by (used for) financing activities                  253,829                 (9,669)

Net increase in cash                                                                            223,002             168,455

Cash and cash equivalents, beginning of period 	          488,446             383,133

Cash and cash equivalents, end of period                                 $   711,448         $  551,588


See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                   Nine Months Ended June 30,
                                                                                                                2001          2000
Supplemental disclosures of cash flow information:
    Interest paid                                                                                     $ 20,098      $    25,554

    Income taxes paid                                                                          $   4,854       $     2,151

Schedule of non-cash operating activities:
    Issuance of common stock for services and rent                    $         -          $   13,150

Schedule of non-cash investing activities:
    Acquisition of equipment in connection
       with capital lease obligations                                                    $         -          $   77,464

    Retirement of fully depreciation equipment	       $          -          $ 172,731

Schedule of non-cash financing activities:
    Conversion of note payable to common stock                          $          -          $   10,000

    Receipt of stock subscriptions receivable in
      connection with sale of common stock                                    $          -          $  110,000



See accompanying notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2001
(Unaudited)


   1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	The unaudited consolidated financial statements as of June 30, 2001 and for the three and nine months ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Items 303 and 301(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001 and the results of our operations and cash flows for the three and nine months periods ended June 30, 2001 and 2000.
The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.
The results for the three and nine months periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire fiscal year ending September 30, 2001. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2000 as included in our report on Form 10-KSB.


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

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2001
(Unaudited)



The extraordinary gain was calculated as follows:
  Revenue from legal settlement	         $ 1,109,806
  Costs associated with legal settlement                 (109,806)
  Net revenue from legal settlement	             1,000,000
  Provision for income taxes                                        (304,899)

  Extraordinary gain                                                   $    695,101

386:
4. NOTES PAYABLE

                                                                                                June 30,  September 30,
                                                                                                               2001	      2000
Notes payable consist of:
      Note payable to officer, interest at 12% paid
            annually, due on demand		 $  22,500         $  22,500
      Note payable to The OTC Equity Fund, Inc.
            ("OEF"), interest at 12% paid annually,
             due on demand                                                                    55,000             55,000

      Totals                                                                                        $  77,500         $  77,500

On December 21, 1998, CHC obtained a $100,000 business revolving credit line
from a financial institution.   Such line of credit, which is available to
December 2001, is personally guaranteed by CHC's president and treasurer and borrowings thereunder bear interest at prime rate plus .5% and amortize over 36 equal monthly installments. At June 30, 2001 and September 30, 2000, there is no balance due for this line of credit.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2001
(Unaudited)





5.	 OBLIGATIONS UNDER CAPITAL LEASES

At June 30, 2001, the aggregate future minimum lease payments due pursuant to noncancelable capital lease agreements are as follows:



Total minimum lease payments                             $ 92,664

Less amount representing interest                           13,977

Net present value of capital lease obligations     $ 78,687

At June 30, 2001, equipment under capital leases are carried at a book value of $72,526.

6.	Class A Convertible Preferred STOCK

During the three months ended June 30, 2001, the Company commenced a private offering of up to 100 Units (each Unit consists of 10,000 shares of Class A Convertible, secured Preferred Stock) at a price of $ 10,000 per Unit. Through June 30, 2001, the Company has sold 43.6 Units, or a total of 436,000 shares of Class A Convertible Preferred Stock, for gross proceeds of $ 436,000.

Each share of Class A Convertible Preferred Stock is convertible at any time into one share of the Company's Common Stock at the election of the Class A Convertible Preferred Stockholder.

At any time after one year from the issue date of the Class A Convertible Preferred Shares, the Company may require conversion of the Class A Convertible Preferred Shares provided that the Common Stock has maintained a closing trading price of at least $1.50 per share for more than twenty consecutive trading days.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2001
(Unaudited)


At any time after ten years from the issue date of the Class A Convertible Preferred Shares (regardless of the trading price of the Common Stock) the Company may require conversion of the Class A Convertible Preferred Shares provided that the Company pay the Class A Convertible Preferred Stockholder $ .50 per Class A Convertible Preferred Share.
The Class A Convertible Preferred Shares are non-voting.

The Class A Convertible Preferred Shares will have a first priority, up to $ 1.00 per Class A Convertible Preferred Share, in the event of a liquidation of the Company. In order to provide greater security to the Class A Convertible Preferred Stockholders, the Company will use 33% of the gross proceeds of the offering to purchase U.S. Treasury Strips ("Strips") having a maturity of approximately 10 years from the date of issuance of the Class A Convertible Preferred Shares. The proceeds from the Strips will be available solely to holders of the Class A Convertible Preferred Shares and will be in addition to the other assets of the Company. The Strips, and upon maturity, their proceeds, will be held by the Company to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of the Company. The protection afforded by the Strips will terminate upon the conversion of the Class A Convertible Preferred Shares and the Strips, or their proceeds, will thereafter be available to the Company. Since the Company has not purchased the Strips as of June 30, 2001, the Company has classified 33% of the gross proceeds (through June 30, 2001), or $ 143,880, as restricted cash.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2001
(Unaudited)




7.	1998 INCENTIVE STOCK OPTION PLAN

In the years ended September 30, 1999 and 2000, CHC granted stock options to
employees of the Company.   The options provide the respective employees the
right to purchase CHC common stock at prices ranging from $.50 to $.75 per share and are exercisable and vest at a rate of 20% per year.

Activity relating to CHC's stock options is as follows:

                                                         Number of Shares
                                                     $.75 Options $.50 Options  Totals
Balance at September 30, 2000    356,800    443,000    799,800
Expired during the nine months
  ended June 30, 2001                      (72,000)                 -    (72,000)
Forfeitures                                           (15,200)     (38,800)  (54,000)

Balance at June 30, 2001                269,600    404,200    673,800

8.	  RELATED PARTY TRANSACTIONS

  Expense allowance - For the nine months ended June 30, 2001 and 2000, the Company paid a total of $54,000 and $48,000 respectively, to its president and treasurer for accountable expenses pursuant to an agreement with the Company.

  Sea Friends Incorporated - For the nine months ended June 30, 2001 and 2000, the Company received $9,000 and $9,000, respectively, from Sea Friends Incorporated, a not-for profit corporation, for usage of the Company's facilities. The Company's president and secretary/ treasurer are also directors of Sea Friends Incorporated.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2001
(Unaudited)



9.	  COMMITMENTS AND CONTINGENCIES

  Operating leases -The Company leases its headquarters office space (approximately 16,000 square feet) under six noncancellable operating lease agreements which expire between October 2001 and October 2002, with renewal options available to October 2007. Such lease agreements require minimum monthly rental payments of $6,549. The Company leases its autos and equipment under noncancellable operating lease agreements which expire between April 2002 and May 2005 and require minimum monthly rental payments of approximately $7,087.


   Rent expense under all operating leases consisted of:

                                                     Nine Months Ended June 30,
                                                                    2001             2000

   Headquarters office space                  $  54,309   $  52,876
   Autos and equipment                                77,471       69,471

   Totals                                                       $ 131,780   $122,347
581:

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2001
(Unaudited)

At June 30, 2001, the aggregate future minimum lease payments under noncancellable operating lease agreements are as follows:

Year Ended         Headquarters      Autos and
September 30,   Office Space        Equipment       Totals
600:
2001                     $   19,647             $  21,262          $  40,909
2002                           48,349                 74,455            122,804
2003                             3,800                 32,356               36,156
2004                                      -                 10,103               10,103
2005                                      -                   3,829                 3,829
Thereafter                             -                           -                          -

Totals                     $   71,796           $ 142,005        $ 213,801

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

As of June 30, 2001, the Company has accrued  $110,000 in connection with
the above litigations.   Such amount is included in accounts payable and
accrued expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND  RESULTS OF OPERATIONS

Financial Condition

Cash and cash equivalents increased $223,002 from $488,446 at September 30,
2000 to $711,448 at June 30, 2001.   This increase was due to $193,476
provided by operating activities and $253,829 provided by financing activities, offset by $224,303 used for investing activities. The $193,476 provided by operating activities was primarily due to $143,682 net income and $116,754 depreciation. The $253,829 provided by financing activities was the result of $280,921 net proceeds received in connection with the sale of shares of Class Convertible Preferred Stock (see note 6 to consolidated financial statements). The $224,303 used for investing activities was primarily due to leasehold costs and improvements in connection with CSC-1's opening of a branch office in New York, New York in May 2001.

Total stockholders' equity increased $568,482 from $498,296 at September 30, 2000 to $1,066,778 at June 30, 2001. This increase was due to $424,800 net proceeds received in connection with sale of Class A Convertible Preferred Stock and the $143,682 net income earned in the nine months ended June 30, 2001.

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

At June 30, 2001, CSC-1 had net capital of $397,386, which was $ 297,386 in excess of its required net capital of $100,000, and CSC-2 had net capital of $152,158, which was $52,158 in excess of its required net capital of $100,000.

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

Revenues by source - For the three months and nine months ended June 30, 2001 and 2000, revenues were derived as follows:

                                                      Nine Months                   Three  Months
                                                      Ended June 30,              Ended June 30,
                                                     2001             2000           2001            2000
718:
Commissions:
  Castle Online                          $  854,075   $2,990,957 $ 154,493   $  647,531
  Other                                             279,819         435,231       59,535         67,478

  Total commissions                1,133,894      3,426,188     214,028       715,009

Principal transactions:
  Trading accounts                         35,108          239,092         5,009          25,987
  Investment accounts                         (54)	           1,068           (599)          (2,371)

  Total principal transactions       35,054          240,160          4,410          23,616

Interest and dividends                  22,879            15,861          7,583             6,770

Total revenues                        $1,191,827   $3,682,209   $ 226,021   $  745,395

Nine months ended June 30, 2001 compared to nine months ended June 30, 2000

For the nine months ended June 30, 2001, net income was $143,682, or $.02 per share; the net income includes an extraordinary gain (net of provision for income taxes) of $695,101, or $.10 per share, offset by the loss before extraordinary item of $551,419, or $(.08) per share. For the nine months
ended June 30, 2000, net income was $246,034, or $.04 per share.   As more
fully described in Note 3 to the Consolidated Financial Statements, the extraordinary gain in 2001 resulted from the settlement of a class action claim against certain Nasdaq market makers in December 2000.

Pretax income (loss) before extraordinary item was $(853,163) in 2001, compared to $248,017 in 2000. Total revenues decreased $2,490,382 (68%) and total expenses decreased $1,389,202 (40%) in 2001 compared to 2000. Revenues less commissions and clearing and execution costs were $810,362 in 2001 compared to $2,451,883 in 2000.

Commissions revenue from the Castle Online division of CSC-1 decreased
$2,136,882 (71%) from $2,990,957 in 2000 to $854,075 in 2001.   Castle
Online customer transactions decreased from 184,994 in 2000 to 55,807 in 2001, largely due to a general decline in market conditions in 2001,
especially involving stocks traded on The Nasdaq Stock Market.   Castle
Online funded customers decreased from 326 at June 30, 2000 to 270 at
June 30, 2001.   Castle Online average revenue per transaction was $16.17
and $15.30 in 2000 and 2001, respectively.

Commissions revenue from other sources decreased $155,412 (36%) from $435,231 in 2000 to $279,819 in 2001. Customer transactions totaled 17,100 and 6,953 in 2000 and 2001, respectively. Average revenue per transaction was $25.45 and $40.24 in 2000 and 2001, respectively.

Revenue from principal transactions decreased $205,106 (85%) from $240,160 in
2000 to $35,054 in 2001.   Principal transactions totaled 2,302 and 346 in
2000and 2001, respectively.   Average revenue per transaction was $104.33 and
$101.31 in 2000 and 2001, respectively.

Commissions expense decreased $395,279 (83%) from $475,198 in 2000 to $79,919
in 2001 as a result of lower revenues.   Commissions expense as a percentage
of total revenues was 13% and 7% in 2000 and 2001, respectively. The percentage decrease is due to the fact that a smaller percentage of revenues was derived from principal transactions, where the commissions payout percentage is higher.

Clearing and execution costs decreased $453,582 (60%) from $755,128 in 2000 to $301,546 in 2001 as a result of the decrease in the number of transactions. Clearing and execution costs as a percentage of total revenues was 21% and 25% in 2000 and 2001, respectively.

Communications expense decreased $186,405 (45%) from $413,426 in 2000 to
$227,021 in 2001.   The decrease was due largely to the cessation of MCI quote line service in June 2000 and lower network and workstation charges from The Nasdaq Stock Market.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Pretax income (loss) before extraordinary item was ($328,368) in 2001, compared
to ($57,865) in 2000.   Total revenues decreased $519,374 (70%) and total
expenses decreased $248,871 (31%) in 2001 compared to 2000.   Revenues less
commissions and clearing and execution costs were $151,227 in 2001 compared to $555,869 in 2000.

Commissions revenue from the Castle Online division of CSC-1 decreased $493,038
(76%) from $647,531 in 2000 to $154,493 in 2001.   Castle Online customer
transactions decreased from 40,331 in 2000 to 10,798 in 2001, largely due to a general decline in market conditions in 2001, especially involving stocks traded on The Nasdaq Stock Market (which involve over 90% of Castle Online
transactions)   Castle Online average revenue per transaction was $16.06 and
$14.31 in 2000 and 2001, respectively.

Commissions revenue from other sources decreased $7,943 (12%) from $67,478 in 2000 to $59,535 in 2001. Customer transactions totaled 5,065 and 916 in 2000 and 2001, respectively. Average revenue per transaction was $13.32 and $64.99 in 2000 and 2001, respectively.

Revenue from principal transactions decreased $19,206 (81%) from $23,616 in
2000 to $4,410 in 2001.   Principal transactions totaled 236 and 64 in 2000
and 2001, respectively.   Average revenue per transaction was $100.07 and
$68.91 in 2000 and 2001, respectively. The decrease in principal transactions results from lower OTC Bulletin Board (where most of the securities which CSC-2 makes markets in are quoted) volume.

Commissions expense decreased $52,347 (86%) from $60,877 in 2000 to $8,530
in 2001 as a result of lower revenues.   Commissions expense as a percentage
of total revenues was 8% and 4% in 2000 and 2001, respectively. The percentage decrease is due to the fact that a smaller percentage of revenues was derived from principal transactions, where the commissions payout percentage is higher.


Clearing and execution costs decreased $62,385 (48%) from $128,649 in 2000 to $66,264 in 2001 as a result of the decrease in the number of transactions.
In 2000, clearing and execution costs were reduced by $86,649 received from CSC-1's clearing agent for prior quarters' fee adjustments. Excluding the $86,649, clearing and execution costs as a percentage of total revenues was 29% and 29% in 2000 and 2001, respectively.

Communications expense decreased $67,876 (52%) from $130,344 in 2000 to $62,468
in 2001.   The decrease was due largely to the cessation of MCI quote line service in June 2000 and lower network and workstation charges from The Nasdaq Stock Market.

Administrative compensation and employee benefits decreased $102,004 (41%) from
$250,063 in 2000 to $148,059 in 2001.   The decrease was due to a reduction in
personnel, reduction in certain salary levels, and lower payroll taxes as a result of lower salaries and commissions.

Other expenses increased $64,381 (49%) from $132,658 in 2000 to $197,039 in 2001, due largely to certain leasehold repairs made and expensed in 2001 and increased depreciation expense.

PART II - OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

No additional reportable legal proceedings were initiated since December 29, 2000, the filing date of Form 10-KSB for the fiscal year ended September 30,
2000.   Reference should be made to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2000 for the status of legal proceedings previously initiated.

NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC. MARKET SURVEILLANCE COMMITTEE V. CASTLE SECURITIES CORP., MICHAEL T. STUDER et al

On May 7, 2001, the NASD advised CSC-1 and its president that the Second Circuit of the U.S. Court of Appeals had dismissed the petition for review on November 13, 1998 and that CSC-1's (and CSC-2's) president is to be suspended from association with any NASD member in any capacity for 30 days. The suspension commenced June 4, 2001 and concluded July 3, 2001.


Item 2.  CHANGES IN SECURITIES

(c) Equity securities of the Registrant sold by the Registrant during the quarterly period ended June 30, 2001 that were not registered under the Securities Act were:
(1) April 4, 2001 to June 27, 2001 - 436,000 shares of Class A Convertible Preferred Stock, $.01 par value were sold at a price of $1.00 per share
       ($436,000) to 75 investors in connection with a private offering.
       No underwriting discounts or commission were paid in connection with any of the above sales. For all of the above sales, the Registrant claimed exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - None.
(b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



						CASTLE HOLDING CORP.


August 10, 2001					/s/ George R. Hebert
						George R. Hebert
						President


August 10, 2001					/s/ Michael T. Studer
						Michael T. Studer
						Secretary - Treasurer,
    						  Principal Financial and
    						  Accounting Officer