Form 10KSB
period 2001-09-30
CASTLE HOLDING CORP
filed 2002-01-14
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended September 30, 2001

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ______ to ________

Commission File Number 33-37809-NY

                         CASTLE  HOLDING  CORP.
              (Name of Small Business Issuer in its Charter)


             Nevada
(State of Other Jurisdiction of Incorporation)
           77-0121957
(I.R.S. Employer Identification No.)
45 Church  Street, Freeport,  New York                 11520
(Address of Principal Executive Offices)	     (Zip Code)

Issuer's Telephone Number: (516) 868-2000

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $.0025 per share.

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports(s), and (2) has
been subject to such filing requirements for the past 90 days. ___Yes  X   No

Check if there is no disclosure of delinquent filers in response to item 405 of Regulations S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this form 10-KSB or any amendment to this form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year was $1,319,297.

As of November 30, 2001, the aggregate market value of the registrant's common stock (based on its $ .09 reported last bid price on the OTC Bulletin Board) held by non-affiliates of the registrant was $245,790.

As of November 30, 2001, there were 6,930,100 common shares outstanding and 706,750 Class A Convertible preferred shares outstanding.

PART I


Item 1.  DESCRIPTION OF BUSINESS

Castle Holding Corp. (the "Company" or the "Registrant") is a holding company incorporated in Nevada on June 13, 1986. The Company conducts substantially all of its business through two subsidiaries, Castle Securities Corp. ("Castle" or "CSC-1") and Citadel Securities Corp. ("Citadel" or "CSC-2"). Castle was incorporated in New York on December 7, 1984 and operates as a broker-dealer
in securities.   Its businesses activities include the underwriting and
brokerage of fixed income and equity securities.   Citadel was incorporated in
New York on April 11, 1991 and also operates as a broker-dealer in securities. Citadel makes markets in Nasdaq, OTC Bulletin Board and "Pink Sheets" securities,has no retail customers, and conducts business exclusively with otherbroker-dealers.

Castle and Citadel are broker-dealers registered with the Securities and Exchange Commission ("SEC") and members of the National Association of Securities Dealers ("NASD"), the Municipal Securities Rule Making Board ("MSRB"), and the Securities Investor Protection Corporation ("SIPC"). Castle is currently licensed to conduct its broker-dealer business in 37 states and the District of Columbia. Citadel is currently licensed to conduct its broker-dealer business only in New York.

Revenues by Source

For the years ended September 30, 2001 and 2000, revenues were derived as follows:

                                                Years Ended September 30,

			2001	       2000

   Commissions:
         Castle Online	                             $    950,142     $ 3,554,846
         Other stocks and bonds                                 96,630           491,314
         Mutual funds		      206,233             68,894

         Total commissions	                                1,253,005       4,115,054

   Principal transactions:
         Trading accounts	                                     39,392	  268,570
          Investment accounts	            (142)              1,043

          Total principal transactions	        39,250	  269,613

   Internet services                                                    5,230                1,450

   Interest and dividends	                                    27,042	    21,828

   Total revenues	                          $  1,324,527      $ 4,407,945


Castle Online

Castle Online ("Online") is a division of Castle that started in July 1996 to allow customers to engage in securities transactions directly over the Internet. In April 1997, Online installed a T-1 fiber optics data feed expandable into a T-3 data feed. To date, only securities listed on the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock Market have been available to Online customers.

Castle maintains a web site (www.castleonline.com) where parties interested in online trading can both learn about the various features of this service and
can register for trading.   This system offers customers the ability to execute
day trades (the practice of buying and selling securities, usually exiting the position in the same day) using Online Java Trader order entry software.

With respect to the Nasdaq Stock Market (over 95% of Online transactions involve securities listed there), the system offers five routing selections
for customers to transact their buying and selling.   The first is SOES, an
automated execution method that allows an investor to buy at the offer and sell
at the bid.   The second is SelectNet, whereby an investor can submit an order within the spread for only market makers to view and possibly execute. We also offer two Electronic Communications Networks ("ECNs"), Island ("ISLD") and Archipelago ("ARCA"), and one market maker NDB Capital ("NDBC"). By submitting an order on an ECN, an investor "posts" the order to buy or sell a security on the Nasdaq Level 2 screen, so that the entire market can see it and execute on it. The ISLD or ARCA symbol, which displays the customer order like a market maker, will move to the price designated by an investor's order.

Online's software offers customers the ability to place unsolicited market and limit orders and view executions without the necessity of telephone calls to Castle registered representatives. For $75 per month ($0 if customer monthly transactions exceed 50), customers are provided real time Nasdaq level II quotes, other quotes, news, and charts. Commissions start at $17.95 per trade.

For the years ended September 30, 1999, 2000, and 2001, Online customer transactions totaled 149,107, 209,679, and 63,100, respectively.

Registrant expects Online to become its primary source of future growth, revenues and profitability.

Principal  Transactions

In April 1994, Castle resumed market-making activities in over-the-counter equity securities (Castle had ceased such activities on August 24, 1992). In
April 1996, such activities were transferred to Citadel.   At November 15,
2001,Citadel employs one trader making markets in a total of 41 securities, 1 quoted on the American Stock Exchange, 23 quoted on the OTC Bulletin Board, and 17 quoted on the "Pink Sheets".

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

At September 30, 2001, CALP had net assets of $74,616, including its $57,600
investment in the Company.   From inception to September 30, 2001, CAI has
earned $525 in performance incentive fees.

Other Internet Operations

On March 13, 2000, Cyber Holdings Corp.com ("CHC-2") (57% owned by the Company) was formed to acquire Cyberville City Inc. ("CCI") and Long Island Web TV.com Corp. ("LITV"). CCI and LITV, which employ one full time employee and are both in the developmental stage, operate websites and offer advertising and
production packages to business customers.   For the year ended September 30,
2001, CHC-2 and subsidiaries had $36,600 intercompany revenues (eliminated in consolidation) and $5,230 third party revenues (reflected as a reduction in other expenses in the consolidated statement of operations).

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

Regulation

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker -dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges, although the SEC maintains jurisdiction and is not necessarily bound by the actions or recommendations of the NASD. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered.

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

Net  Capital  Requirements

As broker-dealers, Castle and Citadel are subject to the SEC's Net Capital Rule (the "Rule") which is designed to measure the general financial integrity and liquidity of a broker-dealer. The Rule requires the maintenance of minimum net capital (at September 30, 2001, $100,000 for Castle and $100,000 for Citadel) and requires that the ratio of aggregate indebtedness, as defined, to net capital, as defined, not exceed 15 to 1. In computing net capital, various adjustments to net worth are made with a view to excluding assets that are not readily convertible into cash and making a conservative statement of other assets, such as a firm's position in securities. Compliance with the Rule limits those operations of securities firms that require the intensive use of their capital, such as underwriting commitments and principal trading activities, and limits the ability of securities firms to pay dividends.

Both Castle and Citadel are required to file "Focus" reports with the NASD. The purpose of these reports is to provide the NASD with a current financial status for each Company and to evidence compliance with the net capital requirements.

In addition to the above requirements, funds invested as equity capital may not be withdrawn, nor may any unsecured advances or loans be made to any stockholder of a registered broker-dealer, if, after giving effect to such withdrawal, advance or loan and to any other such withdrawal, advance or loan as well as to any scheduled payments of subordinated debt which are scheduled to occur within six months, the net capital of the broker-dealer would fail to equal 120% of the minimum dollar amount of net capital required or the ratio of aggregate indebtedness to net capital would exceed 10 to 1. Finally, any funds invested in the form of subordinated debt generally must be invested for a minimum term of one year and repayment of such debt may be suspended if the broker-dealer fails to maintain certain minimum net capital levels. For example, scheduled payments of subordinated debt are suspended in the event that the ratio of aggregate indebtedness to net capital of the broker-dealer would exceed 12 to 1 or if its net capital would be less than 120% of the minimum dollar amount of net capital required. At September 30, 2001, Castle had net capital of $203,245, which was $103,245 in excess of its required net capital, and its ratio of aggregate indebtedness to net capital was .71 to 1. Citadel had net capital of $190,757, which was $90,757 in excess of its required net capital, and its ratio of aggregate indebtedness to net capital was .07 to 1.

Employees

At September 30, 2001, the Company employed a total of 41 persons, including
2 executive personnel, 34 other registered representatives (26 part-time), and 5 other full-time administrative persons.

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

Item 2.  DESCRIPTION OF PROPERTY

The Company, Castle, and Citadel maintain their business headquarters at 45 Church Street, Freeport, New York 11520, where they occupy approximately 16,000 square feet of office space. The facilities are occupied under six lease agreements that provide for total monthly rentals of $6,686 and expire October 2002. At the option of a wholly owned subsidiary of the Company, the
leases are renewable for periods extending the terms to October 2007.   The
facilities provide the Company with sufficient space in which to conduct its present activities and store required business records pursuant to rules and regulations of the SEC and the NASD.

On July 16, 2001, Castle opened a branch office at 29 John Street, New York, New York 10038. The office is occupied under a sublease expiring
November 30, 2005, which the Company may terminate at any time by providing 10 days written notice to the sublessor. In connection therewith, the Company paid the sublessor $217,597 in nonrefundable prepaid rent.

Item 3.  LEGAL PROCEEDINGS
Since inception, Castle and certain of its principals have been the targets of various legal and administrative proceedings brought by the SEC, the NASD or other state securities commissions. Additionally, in the normal course of its business, Castle, from time to time, is involved in claims, lawsuits and arbitrations brought by its customers.

Material legal proceedings outstanding at September 30, 2001 follows:

(1)	SEC v. U.S. Environmental, Inc., Castle, Michael T. Studer et al

On September 13, 1994, the SEC filed a civil action against Castle, its president, a former registered representative, and eight other defendants. The action alleges violations of Section 5(a) and (c), and 17(a) of the Securities Act of 1933, Section 10(b) and 15c of the Exchange Act of 1934
and Rules l0b-3, l0b-5, l0b-6, and 15cl-2 thereunder.   The complaint seeks
injunctive relief and disgorgement of profits in the approximate amount of $175,000. An answer and amended answer has been filed on behalf of Castle and its president and discovery has been completed, but no trial date has yet been set.

(2)	NASD Department of Enforcement v. Castle, Michael T. Studer et al

On August 31, 2001, the NASD Department of Enforcement commenced a disciplinary proceeding against Castle, its president, two registered representatives and one former registered representative. The Complaint alleges violations of NASD Conduct Rules 2110, 2120, 2510, and 3010 and Section 10 (b) of the Securities Exchange Act of 1934 and SEC Rule l0b-5 thereunder. The Complaint seeks injunctive relief and disgorgement of any and all ill - gotten gains. Castle answered the Complaint and is vigorously defending itself.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarterly period ended September 30, 2001.




PART II


Item 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Company's common stock, $.0025 par value, is traded in the over-the-counter
market under the OTC Bulletin Board symbol "CHOD".   However, there is no
established trading market as actual transactions are infrequent. The following table sets forth the range of high and low closing bid quotations by calendar quarters as reported by the National Quotation Bureau from October 1, 1999 through September 30, 2001. Bid quotations represent prices between dealers, do not include retail mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.


                 Quarter Ended	                         High Bid             Low Bid
	December 31, 1999               $     0.550            $    0.156
	March 31, 2000		1.438	0.406
	June 30, 2000		1.063	0.438
	September 30, 2000	0.469	0.281
	December 31, 2000                      0.281                   0.125
	March 31, 2001		0.230	0.094
	June 30, 2001		0.125	0.090
	September 30, 2001	0.190	0.080

As of September 30, 2001, the number of holders of record of the Company's common stock was 229. There were 11 market makers for the Company's common stock, 6,930,100 shares outstanding, and the closing bid price was $0.09.

Registrant has paid no cash dividends and has no present plan to pay cash dividends, intending instead to reinvest its earnings, if any. However, payment of future cash dividends will be determined from time to time by its Board of Directors, based upon its future earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

Equity securities of the Registrant sold by the Registrant during the quarterly period ended September 30, 2001 that were not registered under the Securities Act were:

(1)	July 1, 2001 to September 30, 2001 - 270,750 shares of Class A
Convertible Preferred Stock, $0.01 par value, were sold at a price of $1.00 per share ($270,750) to 38 investors in connection with a private offering. No underwriting discounts or commissions were paid in connection with any of the above sales. For all of the above sales, the Registrant claimed exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933.

(2)	August 9, 2001 - 6,000 shares of Common Stock, $0.0025 par value were issued to Equities Magazine LLC in exchange for certain specified advertising (valued at $1,200) to be provided the Company. No underwriting discounts or commissions were paid in connection with this issuance. The Registrant claimed exemption from registration under Section 4(2) of the Securities Act of 1933.

(3)	August 31, 2001 - 10,000 shares of Common Stock, $.0025 par value were issued to Equities Magazine LLC in exchange for certain specified advertising (valued at $2,000) to be provided the Company. No underwriting discounts or commissions were paid in connection with this issuance. The Registrant claimed exemption from registration under Section 4(2) of the Securities Act of 1933.

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

Year ended September 30, 2001 compared to year ended September 30, 2000

For the year ended September 30, 2001, net loss was $(227,950), or (.03) per share; the net loss includes the loss before extraordinary item of $839,018, or $(.12) per share, offset by an extraordinary gain (net of provision for income taxes) of 611,068, or $.09 per share. For the year ended September
30, 2000, net income was $112,620, or $.02 per share. As more fully described in Note 9 to the Consolidated Financial Statements, the extraordinary gain in 2001 resulted from the settlement of a class action claim against certain Nasdaq market makers in December 2000.

Pretax income (loss) before extraordinary item was $(1,250,329) in 2001, compared to $109,500 in 2000. Total revenues decreased $3,083,418 (70%) and total expenses decreased $1,723,589 (40%) in 2001 compared to 2000.

Revenues less commissions and clearing and execution costs were $863,147 in 2001 compared to $3,028,274 in 2000.

Commissions revenue from the Castle Online division of Castle decreased $2,604,704 (73%) from $3,554,846 in 2000 to $950,142 in 2001. Castle Online customer transactions decreased from 209,679 in 2000 to 63,100 in 2001, largely due to a general decline in market conditions in 2001, especially involving stocks traded on the Nasdaq Stock Market. Castle Online funded customers decreased from 308 at September 30, 2000 to 263 at September 30, 2001. Castle Online average revenue per transaction was $16.95 and $15.06 in 2000 and 2001, respectively.

Commissions revenue from other sources decreased $257,345 (46%) from $560,208 in 2000 to $302,863 in 2001. Customer transactions totaled 21,685 and 7,402 in 2000 and 2001, respectively. Average revenue per transaction was $25.83 and $40.92 in 2000 and 2001, respectively.

Revenue from principal transactions decreased $230,363 (85%) from $269,613 in 2000 to $39,250 in 2001. Principal transactions totaled 2,533 and 420 in
2000 and 2001, respectively.   Average revenue per transaction was  $106.44
and $93.45 in 2000 and 2001, respectively. The decrease in principal transactions results from lower OTC Bulletin Board and "Pink Sheets" (where most of the securities which Citadel make markets in are quoted) volume.

Commissions expense decreased $428,872 (82%) from $522,613 in 2000 to $93,741 in 2001 as a result of lower revenues. Commissions expense as a percentage of total revenues was 12% and 7% in 2000 and 2001, respectively. The percentage decrease is due to the fact that a smaller percentage of revenues was derived from principal transactions, where the commissions payout percentage is higher.

Clearing and execution costs decreased $489,419 (57%) from $857,058 in 2000 to $367,639 in 2001 as a result of the decrease in the number of transactions. In 2000, clearing and execution costs were reduced by $77,038 in order flow
credits (which reduced year 2000 clearing and execution costs).   Excluding
the order flow credits, clearing and execution costs as a percentage of total revenues was 21% and 28% in 2000 and 2001, respectively.

Communications expense decreased $245,887 (45%) from $549,538 in 2000 to $303,651 in 2001. The decrease was due largely to the cessation of MCI quote line service in June 2000 and lower network and workstation charges from the Nasdaq Stock Market.

Administrative compensation and employee benefits decreased $347,646 (35%)
from $1,003,047 in 2000 to $655,401 in 2001.   The decrease was due to a
reduction in personnel, reduction in certain salary levels, and lower payroll taxes as a result of lower salaries and commissions.

Liquidity and Capital Resources

A large portion of the Registrant's assets is highly liquid and short-term in nature. Cash and cash equivalents, due from brokers, and securities owned at September 30, 2001 totaled $700,590, 49% of the Registrant's assets.

Cash and cash equivalents decreased $75,614 from $488,446 at September 30, 2000 to $412,832 at September 30, 2001. This decrease was due to $327,055 used in operating activities and $321,811 used in investing activities, offset by $573,252 provided by financing activities. The $327,055 used in operating activities was largely due to prepaid rent paid in connection with Castle's opening of a branch office in New York, New York in July 2001. The $573,252 provided by financing activities results from the $686,878 net proceeds received in connection with the sale of shares of Class A Convertible
Preferred Stock (see Note 7 to consolidated financial statements), offset by $77,500 repayment of notes payable and $36,126 repayment of obligations under capital leases.

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

At September 30, 2001, Castle had net capital of $203,245, which was $103,245 in excess of its required net capital of $100,000 and Citadel had net capital of $190,757, which was $90,757 in excess of its required net capital of $100,000.

Item 7.  FINANCIAL STATEMENTS


Index to Consolidated Financial Statements
Description	                                                                                   Page No.

Independent Auditors' Report		                           12

Consolidated Statements of Financial Condition,
    September 30, 2001 and 2000		                            13

Consolidated Statements of Operations,
    Years ended September 30, 2001 and 2000		14

Consolidated Statement of Changes in Stockholders' Equity,
    Years ended September 30, 2001 and 2000		15-16

Consolidated Statements of Cash Flows,
    Years ended September 30, 2001 and 2000	                              17-18

Notes to Consolidated Financial Statements,
    Years Ended September 30, 2001 and 2000	                              19-32

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders of
Castle Holding Corp.

We have audited the accompanying consolidated statements of financial condition of Castle Holding Corp. and subsidiaries (the "Company") as of September 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Companyas of September 30, 2001 and 2000 and the results of their consolidated operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Massella Rubenstein LLP
Jericho, New York
December 20, 2001

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	                                                                                               September 30,
	                                                                                          2001	    2000
Assets
Cash and cash equivalents	                            $    412,832	$   488,446
Due from brokers	                                                                216,974 	     282,920
Securities owned, at market value	                                     70,784 	       45,194
Equipment, less accumulated depreciation of
  $110,425 and $64,214, respectively	                                      72,847 	       77,281
Equipment under capital leases, less accumulated
  depreciation of $117,536 and $80,870, respectively	        63,664 	    100,330
Leasehold improvements, less accumulated
  amortization of $205,994 and $126,552, respectively	      101,081 	    138,640
Prepaid rent,                                                                                       205,280 	                 -
Restricted cash and securities 	                                    238,151 	                 -
Other assets	                                                                   42,585 	       75,688

Total assets	                                                          $ 1,424,198       $ 1,208,499

Liabilities and Stockholders' Equity
Liabilities:
   Notes payable	                                                           $                 -  	$       77,500
   Accounts payable and accrued expenses	       336,124 	       443,884
   Commissions payable	                                                                      2,740 	         27,309
   Income taxes payable	                                                                      4,256 	            3,561
   Securities sold, not yet purchased, at market	                    1                      303
   Obligations under capital leases	                                       69,653 	       105,779
   Loan subordinated to claims of general creditors	          50,000 	         50,000

      Total liabilities	                                                                   462,774 	       708,336

Commitments and contingencies

Minority interest	                                                                       1,000 	           1,867

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 9,000,000
      shares, none issued and outstanding                                                  -                           -
   Class A Convertible Preferred Stock, $.01 par value;
      authorized 1,000,000 shares, issued and outstanding
      706,750 and 0 shares;liquidation of preference
      $706,750 and $0, respectively            	                                         7,068 	                   -
   Common stock, $.0025 par value; authorized
      100,000,000 shares, issued and outstanding
      6,930,100 and 6,914,100  shares, respectively	         17,325 	       17,285
   Additional paid-in capital	                                 1,501,380 	     994,910
   Accumulated deficit	                                                                (464,974)	   (237,024)
      Total	                                                                                            1,060,799 	    775,171
   Less: stock subscriptions receivable	                                   (100,375)	   (276,875)

      Total stockholders' equity	                                     960,424 	    498,296

Total liabilities and stockholders' equity	                               $ 1,424,198    $ 1,208,499

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
	                                               Year Ended September 30,
	                                                 2001		 2000
Revenues:
   Commissions	                                                     $ 1,253,005      $ 4,115,054
   Principal transactions	                                                              39,250             269,613
   Internet Services                                                                            5,230                  1,450
   Interest and dividends	                                                              27,042 	  21,828

   Total revenues	                                                         1,324,527          4,407,945

Expenses:
   Commissions	                                                                93,741 	  522,613
   Clearing and execution costs	                                367,639 	  857,058
   Communications	                                                              303,651 	  549,538
   Advertising	                                                                44,738 	    72,712
   Administrative compensation and employee benefits	    655,401         1,003,047
   Professional and consulting fees	                                 183,827 	  363,170
   Registration and regulatory fees	                                   30,536 	    25,133
   Occupancy	                                                                83,563 	     70,627
   Interest	                                                                26,934 	     29,041
   Other	                                                                                           784,826 	  805,506

   Total expenses	                                                          2,574,856          4,298,445

(Loss) income before (benefit from) provision for income
   taxes	                                                                                      (1,250,329)	  109,500

(Benefit from) provision for  income taxes	                               (410,444)	               -

(Loss) income before minority interest and
   extraordinary item	                                                             (839,885)	  109,500

Minority interest                                                                                        867                 3,120

(Loss) income before extraordinary item                                  (839,018)            112,620

Extraordinary gain, net of provision for income
      taxes of $ 410,444                              	                                  611,068 	                -

Net (loss) income 	                                                         $  (227,950)     $     112,620

Net (loss)  income per share:
   Basic and diluted:
      (Loss) income  before extraordinary item                       $         (0.12)      $           0.02
      Extraordinary gain	                                                                      0.09	                -

      Net (loss) income 	                                                          $        (0.03)       $          0.02

Weighted average number of common shares outstanding:

   Basic	                                                                                           6,915,433        6,816,558

   Diluted	                                                                                            7,032,371        6,836,558

                See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' EquitY
For the Years Ended September 30, 2001 and 2000

	                           Class A Convertible                                                                             Total
	                            Preferred Stock,     Common Stock,    Additional  Accum-   Stock Sub-   Stock-
	                           $0.01 Par Value      $.0025 Par Value  Paid-in       ulated      scriptions    holders'
	                           shares  Amount     Shares   Amount   Capital       Deficit      Receivable  Equity


Balance, September 30, 1999      - $      -  6,640,500 $ 16,601 $ 862,444  $ (349,644) $ (188,125) $ 341,276

Issuance of common shares for
   services in November 1999         -           -        20,000             50        3,550	 -                     -   3,600

Subscription to purchase common
   shares by two  directors
   of the Company in January
   2000                                    -          -  200,000            500       109,500          -   (110,000)   -
Collection of stock subscriptions
   receivable in February 2000     -          -             -                -            -             -   11,250   11,250

Conversion of $10,000 note
   payable into common shares
   in March 2000	            -          -    40,000         100    9,900           -        -    10,000

Issuance of common shares for
   services in March 2000             -           -            7,400     19     3,681           -           -  3,700

Issuance of common shares for
   consulting services
   in March 2000 	            -            -           3,000         7    2,993           -           -  3,000

Issuance of common shares for
   consulting services in
   May 2000 	           -             -             700           2       348           -            -    350

Collection of stock subscriptions
   receivable in May 2000	         -              -                 -             -             -            -    10,000  10,000

Issuance of common shares for
   consulting services in June
   2000 	                                         -              -         2,500	 6   2,494       -          -   2,500

Net income	           -              -                  -	   -            -   112,620     -   112,620

Balance, September 30, 2000    -             -  6,914,100  17,285  994,910   (237,024)   (276,875)  498,296

         See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended September 30, 2001 and 2000
(Continued)
	                         Class A Convertible 			       Total
	                        Preferred Stock,     Common Stock,    Additional  Accum-    Stock Sub-      Stock-
	                        $0.01 Par Value      $.0025 Par Value  Paid-in      ulated      scriptions       holders'
	                       Shares  Amount    Shares    Amount  Capital       Deficit      Receivable     Equity

Sale of preferred shares
   at $1.00 per share, net
   of $19,872 offering costs      706,750   7,068             -              -   679,810                -           -   686,878

Issuance of common shares for
   services              	                   -            -   16,000   40   3,160           -           -     3,200

Adjustment of purchase price of
   stock subscriptions receivable     -            -             -       -   (176,500)        -   176,500      -

Net loss	                                            -          -          -        -             -  (227,950)     -  (227,950)

Balance, September 30, 2001 706,750 $7,068 6,930,100 $17,325 $1,501,380  $(464,974) $(100,375) $960,424





	See accompanying notes to consolidated financial statements

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

		                                                      Year Ended September 30,
		                                                          2001                          2000
Cash flows from operating activities:
   Net  (loss) income	                                                       $  (227,950)	    $ 112,620
   Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities:
      Depreciation and amortization		  162,319 	      113,581
      Minority interest		                                      (867)	        (3,120)
      Issuance of common stock for services                                  3,200 	       13,150
   Changes in assets and liabilities:
      Due from brokers		                                  65,946 	   (145,465)
      Securities owned, net		                                (25,590)	        (9,574)
      Prepaid rent                                                                            (205,282)                          -
      Other assets		                                   33,103 	      (19,692)
      Accounts payable and accrued expenses                         (107,760)	       203,615
      Commissions payable		    (24,569)	         10,134
      Income taxes payable		            695 	           1,563
      Securities sold, not yet purchased		          (302)	            (503)

   Net cash (used in) provided by operating activities	  (327,055)	      276,309

Cash flows used in investing activities:
   Purchase of equipment  		     (41,777)	      (66,323)
   Purchase of leasehold improvements		     (41,883)	      (82,810)
   Cash restricted for purchase of restricted marketable
    securities	                                                                (57,813)	                   -
   Purchase of restricted marketable securities                        (180,338)                            -

   Net cash used in investing activities		    (321,811)	    (149,133)

Cash flows provided by (used in) financing activities:
   Proceeds from sale of Class A convertible preferred
      shares                            	                                    686,878                             -
   Collection of stock subscriptions receivable	                    -	          21,250
   Repayment of notes payable		       (77,500)	                     -
   Repayment of obligations under capital leases	       (36,126)	        (43,113)
   		                                                                  573,252               (21,863)
   Net cash provided by (used in) financing activities

Net (decrease) increase  in cash and cash equivalents	       (75,614)	        105,313

Cash and cash equivalents, beginning of year                            488,446 	        383,133

Cash and cash equivalents, end of year	                               $   412,832	  $  488,446

    See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Continued)

	                                                                                    Year Ended September 30,
	                                                                                      2001	     2000
Supplemental disclosures of cash flow information:
   Interest paid	                                                    $     38,934	    $    29,041

   Income taxes paid	                                                    $      4,855	    $     2,150

Schedule of non-cash investing activities:
   Acquisition of equipment in connection with capital
      lease obligations	                                                    $          -                          $    77,464

   Retirement of fully depreciated equipment                   $          -	    $   172,482

Schedule of non-cash financing activities:
   Conversion of note payable to common stock             $          -	    $    10,000
   Issuance of stock subscriptions receivable in
      connection with sale of common stock                      $          -	    $   110,000

   Adjustment of purchase price of
      stock subscriptions receivable	                       $    176,500	    $               -




















See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


1.      ORGANIZATION

Castle Holding Corp. ("CHC") is a holding company, which was incorporated in Nevada on June 13, 1986. CHC conducts substantially all of its business through its subsidiaries. CHC's principal operating subsidiaries are Castle Securities Corp. ("CSC-1") and Citadel Securities Corp. ("CSC-2"), both securities broker-dealers registered under the Securities Exchange Act of 1934 and members of the National Association of Securities Dealers, Inc. ("NASD"). CSC-1, incorporated in New York on December 7, 1984, conducts operations from its main office in Freeport New York and its branch office in New York, New York since July 16, 2001 and earns commission revenues from brokering customer transactions. CSC-2, incorporated in New York on April 11, 1991, makes markets in Nasdaq, OTC Bulletin Board, and "Pink Sheets" securities from its office in Freeport New York, has no retail customers, and conducts business exclusively with other broker dealers. Both CSC-1 and CSC-2 clear their trades with a clearing broker on a fully disclosed basis pursuant to agreements expiring in September 2002.

          The remaining sixteen  (16) subsidiaries of CHC are as follows:

1.	Citadel Capital Corp. (95.0 % owned) (incorporated in Delaware March 29,
1988) - no operations as of September 30, 2001.
2.	Beverage King, Ltd. (100 % owned) (incorporated in Delaware January 2,
1990) - subleases automobiles and equipment to other CHC subsidiaries.
3.	Meroke Capital Corp. (100 % owned) (incorporated in New York October 7,
1992) - no operations as of September 30, 2001.
4.	Castle Trucking Corp. (100 % owned) (incorporated in New York May 4,
1993) - subleases office space to other CHC subsidiaries and others.
5.	Castle Advisors Inc. (100 % owned) (incorporated in New York
December 23, 1993) - acts as general   partner (with a 1% ownership) in a
limited partnership in the business of securities investment.
6.	Sparta Holding Corp. (100 % owned) (incorporated in Nevada December 23,
1993) - no operations as of September   30, 2001.
7.	Wall Street Indians, Ltd. (100 % owned) (incorporated in New York
May 27, 1994) - subleases office space and provides communications and office services and supplies to CHC's subsidiaries and others.
8.	Chinamer International Corp. (100 % owned) (incorporated in Nevada
October 18, 1994) - no operations as of September 30, 2001.
9.	Galaxynet Inc. (87.7 % indirectly owned) (incorporated in New York
December 15, 1995) - provides marketing, programming, and communications services to other CHC subsidiaries.
10.	Rocketnet Inc. (87.7 % owned) (incorporated in Nevada December 20, 1995)
- owns 100% of Galaxynet Inc. and provides software and communications services to other CHC subsidiaries.
11.	U Trade Inc. (100 % owned)  (incorporated in New York November 17, 1997)
- inactive at September 30, 2001.
12.	Java Trader Inc. (100% owned) (incorporated in Nevada March 10, 1999)
- inactive at September 30, 2001.
13.	Long Island Web TV.com Corp. (57.7% indirectly owned) (incorporated in
New York September 22, 1999) - operates a website targeted to Long Island, New York viewers and offers advertising and production packages to business customers.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


14.	The Unlisted Stock Market Corporation (100% owned) (incorporated in New
York December 9, 1999) - no operations as of September 30, 2001.
15.	Cyber Holdings Corp.com (57.7% owned) (incorporated in New York March 13,
2000) - owns 100% of Cyberville City Inc. and Long Island Web TV.com Corp.
16.	Cyberville City Inc. (57.7% indirectly owned) (incorporated in New York
December 9, 1998) - operates www.kidscarnival.com and other websites (non revenue producing at September 30, 2001), and provides web-hosting and other services to other CHC subsidiaries and others.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include the accounts of CHC and its eighteen majority owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Equity investment in subsidiaries' Investments in privately held companies are accounted for under the equity method of accounting whereby earnings or losses from investments in which the Company maintains a minority interest are reflected in the Company's earnings based on the Company's prorata ownership interest.

Revenue recognition - Securities transactions (and related revenue and expenses, including commissions and principal transactions revenue and commissions expense) are recorded on a settlement date basis, which is generally three business days after trade date. Revenues and expenses on a trade date basis are not materially different from revenues and expenses on a settlement date basis. Internet services consist of video taping revenues, which are recognized when the related services are completed.

Use of estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value disclosures - The carrying value of cash and cash equivalents, restricted cash and securities, due from brokers, securities owned, accounts payable and accrued expenses, commissions payable, income taxes payable, and securities sold, not yet purchased are a reasonable estimate of their fair value.The carrying value of the Company's obligations under capital leases and loan subordinated to claims of general creditors at September 30, 2001 are a reasonable estimate of their fair value based upon currently available interest rates of similar instruments available with similar maturities.

Cash and cash equivalents - At September 30, 2001, cash and cash equivalents included $210,601 in four money market funds and $19,143 in cash not covered by FDIC insurance. The Company considers such risk to be minimal based on the reputation of such financial institutions. The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Securities owned and securities sold, not yet purchased - Marketable securities owned consist of trading and investment securities valued at market.
Unrealized gains and losses from mark to market valuations of securities are reflected in income. Securities for which no ready market exists are valued at estimated fair value as determined by the Board of Directors.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


Equipment, equipment under capital leases, and leasehold costs and improvements - Equipment, equipment under capital leases, and leasehold costs and improvements are stated at cost. Equipment and equipment under capital leases are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold costs and improvements are amortized over the respective remaining lease terms on a straight-line basis.

Website costs - The Company expenses its post-implementation/operations stage website maintenance costs incurred in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Costs for general and administrative, overhead, maintenance and training, are expensed as incurred.

Income taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the
differences are expected to reverse.   Current income taxes are based on the
year's taxable income for federal and state income tax reporting purposes. Deferred income taxes, if any, reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Earnings per share - During 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic
earnings per share ("EPS") and diluted EPS, respectively.   Unlike the
previously reported primary earnings per share, basic EPS exclude the dilutive effects of stock options.  Diluted EPS is similar to
the previously reported fully diluted earnings per share.   EPS
amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128. Diluted EPS, which effect is antidilutive, has been presented for the year ended September 30, 2001 since there is no material impact on the financial statements.

Stock based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, the Company recognizes no compensation expense related to employee stock options, as no options were granted at a price below the market price on the day of the grant.

In fiscal year ended September 30, 1997, SFAS No. 123, "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123, prescribes the recognition of compensation expense for employees and non-employees. Under SFAS No. 123, compensation expense is based on the fair value of options on the grant date. SFAS No. 123 allows companies to continue to apply APB 25 for employee compensation if certain pro forma disclosures are made assuming a hypothetical fair value method application. The Company has elected to continue to apply the provisions of APB 25. See Note 8 for pro forma disclosures required by SFAS No. 123 plus additional information on the Company's stock options.

The Company accounts for stock based compensation issued to non-employees in accordance with the provisions of SFAS No. 123.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Impact of recently issued accounting standards - The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's consolidated financial position, results of operations or cash flows. The following summarizes recently issued standards:

During June 2001 SFAS No.141, "Business Combinations" was released. This standard addresses financial accounting and reporting for business combinations. All business combinations within the scope of SFAS 141 are to be accounted for using one method - the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. It also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

During June 2001 SFAS No.142, "Goodwill and Other Intangible Assets" was released. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.
SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is required to adopt the provisions of this new standard beginning with the first quarter of fiscal year 2002.

Reclassifications - Certain prior year balances have been reclassified to conform to current year presentation.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements



3.	SECURITIES OWNED, AT MARKET VALUE AND SECURITIES SOLD, NOT YET
  PURCHASED, AT MARKET

                                                                                                                      September 30,
				                  2001     2000
Securities owned, at market value consist of:
 Trading accounts:
    Corporate equities - listed on exchange or Nasdaq Stock Market  $            -   $           -
     Corporate equities - listed on OTC Bulletin Board
        or "Pink Sheets"		                                                       22,984     37,944

    Total trading accounts		                         22,984     37,944

     Investment accounts:
        The Nasdaq Stock Market, Inc.- 3,000 and 600 shares,
           respectively (unlisted)		                           37,800      6,600
        Exhaust Technologies, Inc. - 20,000 shares (unlisted)                        10,000              -
        Other corporate equities - listed on
           OTC Bulletin Board or "Pink Sheets"		         -          650

        Total investment accounts		                            47,800       7,250


        Totals			                        $ 70,784  $ 45,194

 Securities sold, not yet purchased, at market consist of:
    Trading accounts:
       Corporate equities - listed on exchange or Nasdaq Stock Market   $      -          $          -
       Corporate equities  - listed on OTC Bulletin Board
          or "Pink Sheets"  				    1                303

        Totals			                        $      1          $    303

4.      NOTES  PAYABLE

      				        September 30,
                                                                                                          2001             2000
  Notes payable consist of:
     Note payable to officer, interest at 12% paid annually,
        due on demand	   		      $            -        $  22,500
     Note payable to The OTC Equity
      Fund,  Inc. ("OEF"),  interest at 12%  paid
      annually, due on demand		                     -             55,000

             Totals			       $           -         $  77,500

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


On December 21, 1998, CHC obtained a $100,000 business revolving credit line from a financial institution. Such line of credit is personally guaranteed by CHC's president and treasurer and is available through December 14, 2002. Borrowings thereunder bear interest at prime rate plus .5% and amortize over 36 equal monthly installments. At September 30, 2001 and 2000, there was no balance due under this line of credit.

5.      OBLIGATIONS UNDER CAPITAL LEASES

The Company, through its subsidiaries, has acquired office machinery and equipment pursuant to various noncancellable capital lease agreements. All of the lease agreements are secured by the related equipment.

At September 30, 2001, the aggregate future minimum remaining lease payments under noncancellable capital lease agreements were as follows:

                                Year Ended
	                   September 30,                                          Amount
		   2002                                           $   33,080
                                              2003               		  19,893
		   2004		  19,893
		   2005		    8,289

		   Total		  81,155

Less amount representing interest	                              (11,502)

 Net present value of capital lease obligations                  $   69,653

At September 30, 2001 and 2000, the gross amount of office machinery and equipment recorded under capital leases was $181,200.

6.      LOAN FROM RELATED PARTY SUBORDINATED TO CLAIMS OF GENERAL
CREDITORS

   The terms of the $50,000 loan was interest bearing at 12% per annum and was due in full on September 30, 2002. The loan was from the OTC Equity Fund, Inc. ("OEF"), a corporation whose secretary is also the president of CHC. The loan, which was issued pursuant to an agreement (as amended on August 24, 2000) filed with the NASD and was permitted in computing net capital under the Securities and Exchange Commission's Uniform Net Capital Rule (see note 11) through September 30, 2001, was repaid on October 31, 2001.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


7.	STOCKHOLDERS' EQUITY

Class A Convertible Preferred Stock

In March 2001, CHC commenced a private offering of up to 100 Units (each Unit consists of 10,000 shares of Class A Convertible, Secured Preferred Stock) at a price of $10,000 per Unit. Through September 30, 2001, CHC has sold 70.675 Units, or a total of 706,750 shares of Class A Convertible Preferred Stock, for gross proceeds of $706,750.

Each share of Class A Convertible Preferred Stock is convertible at any time into one share of the Company's Common Stock at the election of the Class A Convertible Preferred Stockholder.

At any time after one year from the issue date of the Class A Convertible Preferred Shares, CHC may require conversion of the Class A Convertible Preferred Shares provided that the Common Stock has maintained a closing trading price of at least $1.50 per share for more than twenty consecutive trading days.

At any time after ten years from the issue date of the Class A Convertible Preferred Shares (regardless of the trading price of the Common Stock), CHC may require conversion of the Class A Convertible Preferred Shares provided that CHC pay the Class A Convertible Preferred Stockholder $ .50 per Class A Convertible Preferred Share.

The Class A Convertible Preferred Shares are non-voting and will have a first priority, up to $ 1.00 per Class A Convertible Preferred Share, in the event of a liquidation of CHC.

As a provision of the private offering, CHC will use 33% of the gross proceeds of the offering to purchase U.S. Treasury Strips ("Strips") having a maturity of approximately 10 years from the date of issuance of the Class A Convertible Preferred Shares. The proceeds from the Strips will be available solely to holders of the Class A Convertible Preferred Shares and will be in addition to the other assets of CHC. The Strips, and upon maturity, their proceeds, will be held by CHC to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of CHC. The protection afforded by the Strips will terminate upon the conversion of the Class A Convertible Preferred Shares and the Strips, or their proceeds, will thereafter be available to CHC.

Common Stock

In the year ended September 30, 2000, CHC issued a total of 273,600 shares of common stock.200,000 shares were issued to two directors of CHC in consideration of two stock subscriptions receivable totaling $110,000. 40,000 shares were issued to an investor as a result of the investor's conversion of a $10,000 note payable. 33,600 shares were issued to consultants and other parties for services valued at a total of $13,150.

In the year ended September 30, 2001, CHC issued a total of 16,000 shares of common stock for services valued at $3,200.

Stock Subscriptions Receivable

From July 1997 to February 2000, the Company issued a total of 893,000 shares of common stock to fourteen key employees in exchange for stock subscriptions receivable of $298,125. The receivable is in the form of non-recourse notes due to the Company, which in substance is the same as the grant of a stock option and has been accounted for as a variable stock option award. The Company received payment of $21,250 from three employees representing 90,000 shares during the year ended September 30, 2000. On September 28, 2001, the Board of Directors adjusted the outstanding stock subscriptions receivable to $100,375 to reflect the decline in market price. The reduction in the receivable effectively lowered the purchase price under the original agreements (which ranged from $.125 to $.625 per share) to $.125 per share. There was no charge to income for the year ended September 30, 2001 since the market price on September 28, 2001 was $.09 per share, $.035 per share below the exercise price. However, should the market price of the Company's common stock increase above the exercise price at a future date, the Company will be required to record a charge against income for compensation expense.



8.	1998 INCENTIVE STOCK OPTION PLAN

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

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


On December 31, 1998, CHC granted stock options (for a total of 394,000 shares
of its common stock) to 40 employees of the Company.   The options provide the
respective employees the right to purchase CHC common stock at a price of $.75 per share and are exercisable and vest over five years at a rate of 20% for each year after date of grant. Upon vesting, the options are exercisable for one year.

On January 7, 2000, CHC granted stock options (for a total of 400,000 shares of
its common stock) to 52 employees of the Company.   On August 7, 2000, CHC
granted stock options (for a total of 50,000 shares of its common stock) to
2 employees of the Company.   The options provide the respective employees the
right to purchase CHC common stock at a price of $.50 per share and are exercisable and vest over five years at a rate of 20% for each yearafter date of grant. Upon vesting, the options are exercisable for one year.

 Activity relating to  CHC's stock options follows:


                                                                                                           Stock Subscriptions
	                                                   Number of Shares         Receivable (In
                                                           $.75 options  $.50 options Substance Options) Totals
    Balance at September 30, 1999      360,000                         -     693,000        1,053,000
    Granted during the year                                  -      450,000           200,000           650,000
    Exercised during the year                               -                   -            (90,000)          (90,000)
    Forfeited during the year                      (3,200)        (7,000)                       -           ( 10,200)

    Balance at September 30, 2000     356,800      443,000           803,000         1,602,800

    Expired during the year                     (81,600)        (1,200)         -	         (82,000)
    Forfeited during the year                   (62,000)     (74,000)         -                          (136,000)

    Balance at September 30, 2001     213,200      367,800            803,000        1,384,000

As of September 30, 2001 the number of options remaining, which may be granted under the Plan, amounted to 156,000.

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock- Based Compensation". Accordingly, no compensation costs have been recognized for the options granted and the stock subscriptions receivable adjustment (see note 7). Had compensation cost been recognized based on the fair value on the grant date or adjustment date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would have been as follows:

         			 Year Ended September 30,

		                                                                    2001	       2000
Net (loss) income  - as reported		        $  (227,950)      $   112,620

Net (loss) income - pro forma		        $  (235,980)      $   106,120

Basic net (loss) income per share - as reported	        $       ( 0.03)	       $       0.02
                         26
Basic net (loss) income per share - pro forma	        $       ( 0.03)	       $       0.02

Diluted net (loss) income per share - as reported	        $       ( 0.03)	        $       0.02

Diluted net (loss) income per share - pro forma	         $       ( 0.03)       $       0.02


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model utilizing a high stock price volatility percentage, expected dividend yield of 0.0%, risk free interest rate of 6%, and an expected five year life.


CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements



The weighted average fair value of the stock subscriptions adjusted and the options granted during the year ended September 30, 2001 and 2000 is as follows:

1497:
                                                                                2001              2000
Fair Value of each stock subscription
    adjusted or option granted  	  $          .01      $         .01
Total number of stock subscriptions
adjusted or options granted                           803,000         650,000
Total fair value of all stock subscriptions
   adjusted or options granted                      $     8,030       $    6,500


In accordance with SFAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the Black-Scholes assumptions.In actuality, because the Company's incentive stock options are not traded on any exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of the Company stock. Such an increase in stock price would benefit all stockholders commensurately.


9.    EXTRAORDINARY GAIN

In connection with the settlement of a class action claim against certain Nasdaq market makers in December 2000, CSC-1 received $581,674 on January 9, 2001 in settlement of certain of its past principal transactions and $528,132 of fees on January 16, 2001 and $9,208 of fees on July 31, 2001 for assisting in the processing of certain customer claims related to the same class action claim. CSC-1 has recorded these transactions as an extraordinary gain since it considers the transactions to be unusual and infrequent in the normal course of business.

The extraordinary gain was calculated as follows:

     Revenue from class action settlement transactions		 $ 1,119,014

     Costs associated with class action settlement transactions	     (97,502)

     Net revenue from class action settlement transactions	   1,021,512

     Provision for income taxes			    (410,444)

     Extraordinary gain		                                                            $   611,068

10.   INCOME TAXES

        CHC files a consolidated income tax return with its subsidiaries owned
80% or more for federal reporting purposes.   CHC's 57.7% owned subsidiary Cyber
Holding Corp.com files a consolidated federal income tax return with its   two
wholly owned subsidiaries. CHC and its subsidiaries file separate income tax returns for state reporting purposes.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


The provision for (benefit from) income taxes consists of:

			                              Year Ended September 30,
	                                                                                                 2001	       2000
			         Extraordinary
	                                          Operations     Gain	         Total	       Total
   Current:
      Federal	              $ (314,830)      $  314,830      $              -   	$                -
      State	                 (95,614)               95,614                       -	                  -

      Total	                (410,444)            410,444                      -	                  -

   Deferred:
      Federal	                 (70,254)                          -           (70,254)       34,709
      State	                 (21,336)                          -           (21,336)        10,541
      Valuation allowance	                   91,590  	-             91,590      (45,250)

      Total	                              -	-                          -                   -

   Total provision for
   (benefit from) income taxes   $ (410,444)        $  410,444     $                  -	   $              -

A reconciliation of the computed expected income tax expense (benefit) to the provision for (benefit from) income taxes follows:

			                            Year Ended September 30,
	                                                                                                           2001         2000
			                     Extraordinary
	                                                         Operations  Gain                   Total            Total
   Computed Federal income tax at 34%	    $ (385,084)  $ 314,830  $ (70,254)  $  34,709
   Computed state income tax	        (116,950)       95,614     (21,336)       10,541
   Change in valuation allowance	            91,590                   -       91,590     (45,250)

   Total provision for (benefit from)
    income taxes	                                   $ (410,444)  $ 410,444  $             -      $           -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $198,082 attributable to the future utilization of $492,987 of prior year net operating loss carryforwards will be realized. Accordingly, the Company has provided a 100 % allowance against the deferred tax asset in the financial statements at
September 30, 2001.    The Company will continue to review this valuation
allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $181,231 in year 2012, $59,892 in year 2018, $23,914 in year 2019, and $227,950 in year 2021.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


11.	NET CAPITAL REQUIREMENTS

As broker-dealers, CSC-1 and CSC-2 are subject to the Securities and Exchange Commission Uniform Net Capital Rule (the "Rule"). The Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness, as defined, to net capital, as defined, not exceed 15 to 1.
At September 30, 2001, CSC-1 had net capital of $203,245, which was $103,245 in excess of its required net capital of $100,000 and its ratio of aggregate
indebtedness to net capital was .71 to 1.   At September 30, 2001, CSC-2  had
net capital of $190,757, which was $90,757 in excess of its required net capital of $100,000 and its ratio of aggregate indebtedness to net capital was .07 to 1.

Pursuant to a restrictive agreement amended August 22, 1996 with the NASD, CSC-2 agreed to maintain minimum net capital of at least $120,000.
 Accordingly, at September 30, 2001, CSC-2 had $70,757 net capital in excess of the NASD minimum required amount.

12.      RELATED PARTY TRANSACTIONS

Expense allowance - For the years ended September 30, 2001 and 2000, the Company paid a total of $72,000 and $57,000, respectively, to its president and treasurer for accountable expenses pursuant to an agreement with the Company.

Stock subscriptions receivable - Stock subscriptions receivable include receivables from officers and directors of CHC (secured by 502,000 shares of CHC common stock), which was reduced from $204,375 at September 30, 2000 to $62,750 at September 30, 2001.

Sea Friends Incorporated - For the years ended September 30, 2001 and 2000, the Company received $12,000 from Sea Friends Incorporated,a not-for profit corporation, for usage of the Company's facilities.

The Company's president and secretary /treasurer are also directors of Sea Friends Incorporated.

13.      COMMITMENTS AND CONTINGENCIES

Operating leases - The Company leases its headquarters office space (approximately 16,000 square feet) under six noncancellable operating lease agreements, which expire between October 2001 and October 2002, with renewal options available to October 2007. The leases that expired during October 2001 were renewed for an additional year. Such lease agreements require minimum monthly rental payments of $6,686. The Company leases its autos and equipment under noncancellable operating lease agreements, which expire between April 2002 and May 2005 and require minimum monthly rental payments of approximately $7,087.

Rent expense under all operating leases consisted of:

	  	                    Year Ended September 30,
		                            2001                2000

	 Headquarters office space	$ 71,246           $ 70,627
	 Autos and equipment	 100,355              95,257

	 Totals		$171,601        $165,884

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


At September 30, 2001, the aggregate future minimum lease payments under noncancellable operating lease agreements are as follows:

                                Headquarters
		  Year Ended	Office	        Autos and
		September 30,   Space      	Equipment        Totals
	    	   2002          $ 80,095    $ 74,455      $ 154,550
	   	   2003                6,686       32,356           39,042
	    	   2004	       -        10,103           10,103
	   	   2005	       -          3,828              3,828
	     	  Thereafter               -                   -	                      -

         	                                Totals        $ 86,781  $120,742       $207,523

Litigation - On September 13, 1994, the Securities and Exchange Commission
(the "SEC") filed a civil action against CSC-1, its president, a former registered representative, and eight other defendants. The action alleges violations of Sections 5(a) and (c), and 17(a) of the Securities Act of 1933, Sections 10 (b) and 15c of the Securities Exchange Act of 1934 and Rules l0b-3, l0b-5, l0b-6, and 15cl-2 thereunder. The complaint seeks injunctive relief and
disgorgement of profits approximating $175,000.   CSC-1 answered the complaint
and is vigorously defending the action. In October 2001, the scheduled trial date of November 27, 2001 was postponed to year 2002 due to the destruction of the SEC's New York office in connection with the World Trade Center disaster.

On August 31, 2001, the NASD Department of Enforcement commenced a disciplinary proceeding against CSC-1, its president, two registered representatives, and one former registered representative. The Complaint alleges violations of NASD Conduct Rules 2110, 2120, 2510, and 3010 and Section 10 (b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. The Complaint seeks injunctive relief and disgorgement of any and all ill-gotten gains. CSC-1 answered the Complaint and is vigorously defending itself.

Management believes, based upon discussions with counsel, that CSC-1 and its president have meritorious defenses to the matters and have a reasonable possibility of prevailing, but should CSC-1 not prevail, it could be liable for total amounts ranging from $5,000 to $225,000.

In addition, the Company is involved in various legal proceedings of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

As of September 30, 2001, the Company has accrued $85,000 in connection
with the above litigations.   Such amount is included in accounts payable and
accrued expenses.

The materiality of legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

With respect to the disciplinary proceeding brought by the NASD Market Surveillance Committee on October 6, 1994 and disclosed in the Company's consolidated financial statements for the year ended September 30, 2000, the NASD advised CSC-1 and its president on May 7, 2001 that their petition for review had been dismissed and that CSC-1's president was to be suspended from association with any NASD member in any capacity for 30 days. The suspension commenced June 4, 2001 and concluded July 3, 2001. No monetary payment was required.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


Insurance - The Company does not maintain insurance coverage with respect to errors and omissions. The Company does not believe that there is a material risk associated with this based upon its past experience. Although the Company is not aware of any claims in this area, there is no assurance that none exists.


14.     CREDIT RISK AND BUSINESS CONCENTRATION

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

Business concentration - For the year ended September 30, 2001, approximately 72% of the Company's revenues were derived from unsolicited customer transactions ordered online over the Internet.

15.	SEGMENT INFORMATION

SFAS No.131, "Disclosure about Segments of an Enterprise and
Related Information"requires the Company to use a management approach in identifying segments of its business and establishes standards for reporting information about segments.

The Company's business operations are divided into three reportable segments: securities brokerage, securities principal transactions, and internet services. The Company's business segments are based on business units or entities that offer different products and services. Securities brokerage is operated by CSC-1, securities principal transactions is operated by CSC-2, and internet services is operated by Cyber Holding Corp.com and its subsidiaries Long Island WebTV.com Corp and Cyberville City Inc.

The Company's revenue, income (loss) before provision for income taxes, depreciation and amortization, interest expense, total assets and capital expenditures for each segment for the years ended September 30, 2001 and 2000 were as follows:

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		                                   2001	2000
Revenues:
   Securities brokerage	                          $  1,277,115 $  4,132,215
   Securities principal transactions                  42,182        274,280
   Internet services		       41,830          19,400
   Sub total                                                        1,361,127    4,425,895
   Elimination of Intersegment sales              (36,600)       (17,950)

   Total	                                                         $  1,324,527    4,407,945

Income (loss) before provision for
             income taxes:
   Securities brokerage	                           $ (1,158,731)       135,285
   Securities principal transactions	       (76,371)	   (1,871)
   Internet services		       (15,227)        (23,914)

   Total	                                                         $ (1,250,329)  $   109,500

(Benefit from) provision for income taxes:
   Securities brokerage	                            $   (410,444)    $               -
   Securities principal transactions                             -	              -
   Internet services		                  -	              -

   Total	                                                        $   (410,444)      $	              -

Minority interest:
   Securities brokerage		                 -                         -
   Securities principal transactions                            - 	              -
   Internet services		            867 	      3,120

    Total	                                                         $            867 	$    3,120

Extraordinary gain, net of provision for income
 taxes of $410,444:
   Securities brokerage	                            $    611,068 	$               -
   Securities principal transactions	                  -	                  -
   Internet services		                  -	                  -

   Total	                                                           $    611,068 	$                -


Depreciation and amortization:
   Securities brokerage	                               $      56,935 	$  110,818
   Securities principal transactions	            1,506 	            746
   Internet services		            3,878 	         2,017

   Total 	                                                            $    162,319 	$  113,581

Interest expense:

   Securities brokerage	                               $      20,382 	$    23,008
   Securities principal transactions	            6,000 	         6,003
   Internet services		               552 	              30

   Total 	                                                            $      26,934 	$    29,041

Total assets:
   Securities brokerage	                               $  1,164,096 	$  933,727
   Securities principal transactions	          247,141        261,965
   Internet services		             12,961 	       12,807

   Total 	                                                             $  1,424,198 	$1,208,499

Capital expenditures:
   Securities brokerage	                                $        73,792 	$   139,169
   Securities principal transactions	               5,858 	                   -
   Internet services		               4,010 	          9,964

   Total	                                                             $        83,660 	$  149,133

Capital Expenditures:
                      73,792      139,169
              -
     9,964
                         	                            83,660      149,133



CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2001 and 2000



PART  III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS

       (a)	The directors of the Registrant are:
	Director:
	Name	           Age	Other offices held                         Since


	Daniel J. Priscu	           79	Chairman		1987

	George R. Hebert        57	President		1987

	Michael T. Studer        51	Secretary, Treasurer	1987


Each director will hold office until the next annual meeting of shareholders (expected to be held in March 2000) and until their successors have been elected and qualified.

The executive officers of the Registrant are:

	Officer:
	Name	            Age	Other offices held                          Since


	Daniel J. Priscu             79	Chairman		1987

	George R. Hebert          57	President		1987

	Michael T. Studer          51	Secretary, Treasurer	1987


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

(b)	Another significant employee of the Registrant is Thomas
Shaughnessy, age 47. Mr. Shaughnessy has been a general securities principal and of CSC-1 since July 1993, chief compliance officer from July 1993 to May 2001, and branch manager of the New York branch office since July 2001. Since May 1972, he has served in the United States Marine Corps. on both a full-time and part-time basis. Mr. Shaughnessy received a B.S.B.A. degree from State University of New York at Brockport in 1978 and a M.B.A. degree from National University in 1988.

(c)	There is no family relationship between any director, executive officer or significant employee of the Registrant.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by the Company during the years ended September 30, 1999, 2000, and 2001 to each executive officer and director of the Company:

                                                                                                    Annual	  All Other
Name and Principal Position	Year                   Salary                     Compensation

George R. Hebert, President	2001                 $44,200	 $36,000   (1)
			2000	44,200	  36,000   (1)
			1999	44,200	  32,000   (1)

Michael T. Studer, Secretary,	2001	 40,800	  36,000   (1)
 Treasurer		2000	 44,200	  21,000   (1)
			1999	 44,200	  32,000   (1)

Daniel J. Priscu, Chairman of  	2001	            -	             -
The Board	  	2000	            -	        300   (2)
			1999	            -	        600   (2)

 (1) Represents an allowance for accountable expenses.
 (2) Represents director's fees.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, at September 30, 2001, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock, all executive officers and directors individually, and all executive officers and directors of the Company as a group:


Name and Address                       Amount and Nature	       Percent of
of Beneficial Owner	               of Beneficial Owner (1)          Class
Daniel J. Priscu	                      49,600	           0.7%
4555 Blackstone Drive
Indianapolis, Indiana 46237


George R. Hebert	                 2,121,300 (2)	         30.6%
183 Gordon Place
Freeport, NY 11520

Michael T. Studer	                  2,028,200 (3)	        29.3%
410 McDermott Road
Rockville Centre, NY  11570

All executive officers and
directors as a group (3 persons)  4,199,100                             60.6%

(1)	Unless otherwise indicated below, the Company has been advised that each person named above is the record owner of and exercises the sole voting and investment power over the shares shown opposite his name.
(2)	Includes 230,000 shares held in trust for the benefit of Mr. Hebert's daughter, 102,800 shares owned by Mr. Hebert's wife, 4,000 shares owned by The OTC Equity Fund Inc., which organization Mr. Hebert is secretary, and 50% of 37,000 shares owned by Sea Friends Incorporated, of which organization Mr. Hebert is president and a director, all of which Mr. Hebert disclaims beneficial ownership of. Includes 50% of 640,000 shares owned by CALP (CHC Deferred Compensation Plan for benefit of George R. Hebert owns a 50% limited partnership interest therein), which Mr. Hebert doesn't exercise sole voting and investment power over.
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


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 30, 2000, the Registrant had notes payable to The OTC Equity Fund, Inc., a corporation whose secretary is also president of the Registrant, and Michael T. Studer, secretary and treasurer of the Registrant, in amounts of $55,000 and $22,500, respectively. Such notes, which bore interest at the rate of 12% per annum and were due on demand, were repaid in September 2001.

As of September 30, 2001, Citadel had a loan payable subordinated to claims of general creditors to The OTC Equity Fund, Inc. in the amount of $50,000. The loan, which bore interest at the rate of 12% per annum and was due September 30, 2002, was repaid in October 2001.

In January 2000, the Registrant sold 100,000 common shares to George R. Hebert (president of the Registrant) and 100,000 common shares to Michael T. Studer (secretary and treasurer of the Registrant) at an adjusted price of $.125 per share in exchange for promissory notes in the amounts of $12,500 each.

As of September 30, 2001 the Company had stock subscriptions receivable from officers and directors of $62,750 (secured by 502,000 shares of CHC common stock). On September 28, 2001, the receivable from officers and directors was reduced from $204,375 to $62,750. See note 7 to consolidated financial statements.


Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

        See Exhibit Index.

(b)    Reports on Form 8-K

 One report on Form 8-K (dated September 14, 2001) was filed by the Registrant during the quarter ended September 30, 2001.






SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CASTLE HOLDING CORP.



By /s/  George R. Hebert
George R. Hebert, President
Dated January 14, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


Signature	Title	                     Date



/s/  Daniel J. Priscu   Chairman of the Board of        January 14, 2002
Daniel J. Priscu	 Directors, Director





/s/  George R. Hebert 	President, Director               January 14, 2002
George R. Hebert





/s/  Michael T. Studer 	Secretary, Treasurer            January 14, 2002
Michael T. Studer	Principal Financial and
		Accounting Officer,Director










EXHIBIT INDEX


 3.1* Articles of Incorporation (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

 3.2* Amendments to Articles of Incorporation (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

 3.2 Amendment to Articles of Incorporation filed August 15, 2001 (filed herewith)

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


	*  Previously filed









EXHIBIT 3.2

DEAN HELLER		      Certificate of        FILED # C4088-86
Secretary of State	      Amendment
		      (PURSUANT TO NRS 78.385 and
                          78.390)                   AUG 15 2001


202 North Carson Street
Carson City, Nevada 89701-4201			    IN THE OFFICE OF
(775) 684 5708					    signature
                                               DEAN HELLER SECRETARY OF STATE
___________________________________________________________
Important: Read attached instructions before completing form.
_____________________________________________________________________________

Certificate of Amendment to Articles of Incorporation
For Nevada Profit Corporations
(Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)
-Remit in Duplicate-

1.   Name of corporation:	Castle Holding Corp.

2. The articles have been amended as follows (provide article numbers, if available):

The first sentence of Article four shall be amended to read as follows:

*The amount of the total authorized capital stock the corporation shall have the authority to issue is One Hundred
Million (100,000,000) shares or common stock, each having a par value of $.0025, and Ten Million (10,000,000) shares of preferred stock, each having a par value of $.01.

3.   The vote by which the stockholders holding shares in the corporation
entitling them to     exercise at least a majority of the voting power, or
such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favor of the amendment is: 54%.*

4.   Officer Signature (Required):


/s/ George R. Hebert			/s/ Michael T. Studer


*If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT: Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.


Exhibit No. 22 - Subsidiaries of the Registrant
Castle Holding Corp.
Form 10-KSB for the fiscal year ended September 30, 2001



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