Form 10KSB/A
period 2001-09-30
CASTLE HOLDING CORP
filed 2002-01-15
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-KSBA

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

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
	                                                    Year Ended September 30,
	                                                        2001	     2000
Revenues:
   Commissions	                                             $ 1,253,005  $ 4,115,054
   Principal transactions	                                  39,250      269,613
   Internet Services                                               5,230        1,450
   Interest and dividends	                                  27,042       21,828

   Total revenues	                                       1,324,527    4,407,945

Expenses:
   Commissions	                                                  93,741      522,613
   Clearing and execution costs	                                 367,639      857,058
   Communications	                                         303,651      549,538
   Advertising	                                                  44,738       72,712
   Administrative compensation and employee benefits	         655,401    1,003,047
   Professional and consulting fees	                         183,827      363,170
   Registration and regulatory fees	                          30,536       25,133
   Occupancy	                                                  83,563       70,627
   Interest	                                                  26,934       29,041
   Other	                                                 784,826      805,506

   Total expenses	                                       2,574,856    4,298,445

(Loss) income before (benefit from) provision for income
   taxes	                                              (1,250,329)     109,500

(Benefit from) provision for  income taxes	                (410,444)	    -

(Loss) income before minority interest and
   extraordinary item	                                        (839,885)     109,500

Minority interest                                                    867        3,120

(Loss) income before extraordinary item                         (839,018)     112,620

Extraordinary gain, net of provision for income
      taxes of $ 410,444                              	         611,068 	    -

Net (loss) income 	                                     $  (227,950)  $  112,620

Net (loss)  income per share:
   Basic and diluted:
      (Loss) income  before extraordinary item               $     (0.12)        0.02
      Extraordinary gain	                                    0.09	    -

      Net (loss) income 	                             $     (0.03)  $     0.02

Weighted average number of common shares outstanding:

   Basic	                                                6,915,433   6,816,558

   Diluted	                                                7,032,371   6,836,558

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
	                   shares  Amount  Shares  Amount   Capital   Deficit Receivable  Equity


Balance, September 30, 1999      - $  - 6,640,500 $ 16,601 $ 862,444 $(349,644) $ (188,125)$341,276

Issuance of common shares for
   services in November 1999     -    -    20,000       50     3,550	     -           -    3,600

Subscription to purchase common
   shares by two  directors
   of the Company in January
   2000                          -    -   200,000      500   109,500         -    (110,000)       -
Collection of stock subscriptions
   receivable in February 2000   -    -         -        -        -          -      11,250   11,250

Conversion of $10,000 note
   payable into common shares
   in March 2000	         -    -    40,000      100    9,900          -           -   10,000

Issuance of common shares for
   services in March 2000        -    -     7,400       19    3,681          -           -    3,700

Issuance of common shares for
   consulting services
   in March 2000 	         -    -     3,000        7    2,993          -           -    3,000

Issuance of common shares for
   consulting services in
   May 2000 	                 -    -       700        2      348          -           -      350

Collection of stock subscriptions
   receivable in May 2000	 -    -         -        -        -          -      10,000   10,000

Issuance of common shares for
   consulting services in June
   2000 	                 -    -     2,500	 6    2,494          -           -    2,500

Net income	                 -    -         -	 -        -    112,620           -  112,620

Balance, September 30, 2000      -    - 6,914,100   17,285  994,910   (237,024)   (276,875) 498,296

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
	                   shares  Amount  Shares  Amount   Capital   Deficit Receivable  Equity

Sale of preferred shares
 at $1.00 per share, net
 of $19,872 offering costs  706,750  7,068      -       -  679,810         -           -  686,878

Issuance of common shares
 for services              	  -      - 16,000      40    3,160         -           -    3,200

Adjustment of purchase
 price of stock sub-
  scriptions receivable           -      -      -       - (176,500)        -     176,500        -

Net loss	                  -      -      -       -        -  (227,950)          - (227,950)

Balance, September 30, 2001 706,750 $7,068 6,930,100$17,325$1,501,380 $(464,974)$(100,375)$960,424





	See accompanying notes to consolidated financial statements

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

		                                      Year Ended September 30,
		                                           2001         2000
Cash flows from operating activities:
   Net  (loss) income	                                $  (227,950) $ 112,620
   Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities:
      Depreciation and amortization		            162,319    113,581
      Minority interest		                               (867)    (3,120)
      Issuance of common stock for services                   3,200     13,150
   Changes in assets and liabilities:
      Due from brokers		                             65,946   (145,465)
      Securities owned, net		                    (25,590)    (9,574)
      Prepaid rent                                         (205,280)         -
      Other assets		                             33,103    (19,692)
      Accounts payable and accrued expenses                (107,760)   203,615
      Commissions payable		                    (24,569)    10,134
      Income taxes payable		                        695      1,563
      Securities sold, not yet purchased		       (302)      (503)

   Net cash (used in) provided by operating activities     (327,055)   276,309

Cash flows used in investing activities:
   Purchase of equipment  		                    (41,777)   (66,323)
   Purchase of leasehold improvements		            (41,883)   (82,810)
   Cash restricted for purchase of restricted marketable
    securities	                                            (57,813)         -
   Purchase of restricted marketable securities            (180,338)         -

   Net cash used in investing activities		   (321,811)  (149,133)

Cash flows provided by (used in) financing activities:
   Proceeds from sale of Class A convertible preferred
      shares                            	            686,878          -
   Collection of stock subscriptions receivable	                  -     21,250
   Repayment of notes payable		                    (77,500)	     -
   Repayment of obligations under capital leases	    (36,126)   (43,113)
   		                                            573,252    (21,863)
   Net cash provided by (used in) financing activities

Net (decrease) increase  in cash and cash equivalents	    (75,614)   105,313

Cash and cash equivalents, beginning of year                488,446    383,133

Cash and cash equivalents, end of year	                $   412,832 $  488,446

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
  PURCHASED, AT MARKET

                                                                                                                      September 30,
				                    2001       2000
Securities owned, at market value consist of:
 Trading accounts:
  Corporate equities - listed on exchange or
   Nasdaq Stock Market                        $        -   $      -
   Corporate equities - listed on OTC
    Bulletin Board or "Pink Sheets"	          22,984     37,944

  Total trading accounts		          22,984     37,944

   Investment accounts:
      The Nasdaq Stock Market, Inc.- 3,000
       and 600 shares,respectively (unlisted)	  37,800      6,600
      Exhaust Technologies, Inc. - 20,000
       shares (unlisted)                          10,000          -
      Other corporate equities - listed on
         OTC Bulletin Board or "Pink Sheets"           -        650

      Total investment accounts		          47,800      7,250


      Totals			                $ 70,784   $ 45,194

 Securities sold, not yet purchased, at market
  consist of:
   Trading accounts:
     Corporate equities - listed on exchange or
      Nasdaq Stock Market                       $     -    $      -
     Corporate equities  - listed on OTC
Bulletin Board or "Pink Sheets"  		      1         303

        Totals			                $     1    $    303

4.      NOTES  PAYABLE

      				                     September 30,
                                                   2001         2000
  Notes payable consist of:
     Note payable to officer, interest at 12%
      paid annually, due on demand	       $      -    $  22,500
     Note payable to The OTC Equity
      Fund,  Inc. ("OEF"),  interest at 12%
      paid annually, due on demand                    -       55,000

             Totals			       $      -    $  77,500

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

 Activity relating to  CHC's stock options follows:


                                                             Stock Subscriptions
	                                Number of Shares     Receivable (In
                                  $.75 options  $.50 options Substance Options) Totals
    Balance at September 30, 1999      360,000            -  693,000            1,053,000
    Granted during the year                  -      450,000  200,000              650,000
    Exercised during the year                -            -  (90,000)             (90,000)
    Forfeited during the year           (3,200)      (7,000)       -             ( 10,200)

    Balance at September 30, 2000      356,800      443,000  803,000            1,602,800

    Expired during the year            (81,600)     (1,200)        -	          (82,800)
    Forfeited during the year          (62,000)    (74,000)        -             (136,000)

    Balance at September 30, 2001     213,200      367,800   803,000             1,384,000

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

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


The provision for (benefit from) income taxes consists of:

			                              Year Ended September 30,
                                                           2001	       2000
	                                  Extraordinary
	                       Operations    Gain         Total	      Total
   Current:
      Federal	              $ (314,830)  $  314,830  $        -  $        -
      State	                 (95,614)      95,614           -	    -

      Total	                (410,444)     410,444           -	    -

   Deferred:
      Federal	                 (70,254)           -     (70,254)     34,709
      State	                 (21,336)           -     (21,336)     10,541
      Valuation allowance	  91,590  	    -      91,590     (45,250)

      Total	                       -	    -           -           -

   Total provision for
   (benefit from) income taxes $(410,444)  $  410,444   $       -  $        -

A reconciliation of the computed expected income tax expense (benefit) to the provision for (benefit from) income taxes follows:

			                                  Year Ended September 30,
                                                                 2001	       2000
	                                         Extraordinary
	                              Operations    Gain         Total	      Total
   Computed Federal income tax at 34%  $ (385,084)  $ 314,830  $ (70,254) $  34,709
   Computed state income tax	         (116,950)     95,614    (21,336)     10,541
   Change in valuation allowance           91,590           -     91,590     (45,250)

   Total provision for (benefit from)
    income taxes	               $ (410,444)  $ 410,444  $       -  $        -

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

         	  Totals        $ 86,781   $120,742      $ 207,523

The Company leases its branch office in New York, New York under a sublease agreement. The rent on this location has been prepaid in full for the next four years. The sublease expires on November 30, 2005. Rent expense is being amortized using the straight-line basis over the remaining lease period. The primary lease prohibits the sublessor from subletting space without the written consent of the landlord, which consent shall not be unreasonably withheld. The sublessor has advised the Company that it has received such written consent. However, in the event that the lessee breaches the primary lease, the Company may be required to vacate the branch office. Should this occur, the company will expense the then unexpired portion of the prepaid rent ($205,280 at September 30, 2001).

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

The Company's revenue, income (loss) before provision for income taxes, depreciation and amortization, interest expense, total assets and capital expenditures for each segment for the years ended September 30, 2001 and 2000 were as follows:

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		                                   2001	2000
Revenues:
   Securities brokerage	                          $  1,277,115 $  4,132,215
   Securities principal transactions                    42,182      274,280
   Internet services                                    41,830       19,400
   Sub total                                         1,361,127    4,425,895
   Elimination of intersegment sales                  (36,600)      (17,950)

   Total                                          $  1,324,527    4,407,945

Income (loss) before provision for
             income taxes:
   Securities brokerage	                          $ (1,158,731)     135,285
   Securities principal transactions	               (76,371)	     (1,871)
   Internet services		                       (15,227)     (23,914)

   Total                                          $ (1,250,329)  $  109,500

(Benefit from) provision for income taxes:
   Securities brokerage	                          $   (410,444)  $        -
   Securities principal transactions                         -	          -
   Internet services		                             -	          -

   Total                                          $   (410,444)  $        -

Minority interest:
   Securities brokerage		                             -            -
   Securities principal transactions                         - 	          -
   Internet services		                           867 	      3,120

    Total                                         $        867 	 $    3,120

Extraordinary gain, net of provision for income
 taxes of $410,444:
   Securities brokerage	                          $    611,068 	 $        -
   Securities principal transactions	                     -	          -
   Internet services		                             -	          -

   Total                                          $    611,068 	 $        -


Depreciation and amortization:
   Securities brokerage	                          $     156,935  $  110,818
   Securities principal transactions	                  1,506         746
   Internet services		                          3,878       2,017

   Total                                          $     162,319  $  113,581

Interest expense:

   Securities brokerage                           $      20,382  $   23,008
   Securities principal transactions                      6,000       6,003
   Internet services                                        552          30

   Total                                          $      26,934  $   29,041

Total assets:
   Securities brokerage	                          $   1,164,096  $  933,727
   Securities principal transactions                    247,141     261,965
   Internet services                                     12,961      12,807

   Total                                           $  1,424,198  $1,208,499

Capital expenditures:
   Securities brokerage                            $     73,792  $  139,169
   Securities principal transactions                      5,858           -
   Internet services                                      4,010       9,964

   Total                                           $     83,660  $  149,133





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