Form 10QSB
period 2001-12-31
CASTLE HOLDING CORP
filed 2002-02-15
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
6,930,100 shares ($.0025 par value) at January 31, 2002

CASTLE HOLDING CORP.
Form 10-QSB for the quarterly period ended December 31,2001


INDEX



PART I.    FINANCIAL INFORMATION				 	  Page

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition			   3

   Consolidated Statements of Operations  		                   4

   Consolidated Statements of Cash Flows   		                   5

   Notes to Consolidated Financial Statements   	                   6


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations					  11


PART II.   OTHER INFORMATION					          14


SIGNATURES								  15



CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	                                                    December 31, September 30,
	                                                          2001	      2001
							    (Unaudited)   (Audited)
Assets
Cash and cash equivalents                                   $    242,032  $   412,832
Due from brokers	                                         250,501      216,974
Securities owned, at market value	                          69,358       70,784
Equipment, less accumulated depreciation of
  $123,652 and $110,425, respectively	                          62,474       72,847
Equipment under capital leases, less accumulated
  depreciation of $126,214 and $117,536, respectively	          54,986       63,664
Leasehold improvements, less accumulated
  amortization of $230,198 and $205,994, respectively	          76,877      101,081
Prepaid rent                                                     192,964      205,280
Restricted cash and securities 	                                 230,927      238,151
Other assets	                                                  35,821       42,585

Total assets	                                             $ 1,215,940  $ 1,424,198

Liabilities and Stockholders' Equity
Liabilities:

   Accounts payable and accrued expenses	             $   299,382  $   336,124
   Commissions payable	                                          19,604        2,740
   Income taxes payable	                                               -        4,256
   Securities sold, not yet purchased, at market	               1            1
   Obligations under capital leases	                          60,658       69,653
   Loan subordinated to claims of general creditors	               -       50,000

      Total liabilities	                                         379,645      462,774

Commitments and contingencies

Minority interest	                                               -        1,000

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 9,000,000
      shares, none issued and outstanding                              -            -
   Class A Convertible Preferred Stock, $.01 par value;
      authorized 1,000,000 shares, issued and outstanding
      706,750 shares;liquidation preference of $706,750            7,068        7,068
   Common stock, $.0025 par value; authorized
      100,000,000 shares, issued and outstanding
      6,930,100  shares                                           17,325       17,325
   Additional paid-in capital	                               1,501,380    1,501,380
   Accumulated deficit	                                        (589,103)    (464,974)
      Total	                                                 936,670    1,060,799
   Less: stock subscriptions receivable	                        (100,375)    (100,375)

      Total stockholders' equity	                         836,295      960,424

Total liabilities and stockholders' equity	             $ 1,215,940  $ 1,424,198

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	                                               Three Months Ended December 31,
   	                                                        2001	     2000
Revenues:
   Commissions	                                             $   316,603  $   537,313
   Principal transactions	                                 191,900       21,998
   Internet Services                                               1,400        1,440
   Interest and dividends	                                   1,302        5,179

   Total revenues	                                         511,205      565,930

Expenses:
   Commissions	                                                 174,432       42,232
   Clearing and execution costs	                                  80,213      128,063
   Communications	                                          36,170       77,928
   Advertising	                                                   2,858       12,122
   Administrative compensation and employee benefits	         125,401      201,548
   Professional and consulting fees	                          43,520       70,453
   Registration and regulatory fees	                          22,759       18,470
   Occupancy	                                                  27,053       18,015
   Interest	                                                   5,086        7,168
   Other	                                                 117,842      190,929

   Total expenses	                                         635,334      766,928

Loss before benefit from income taxes, Minority
   interest and extraordinary item            		        (124,129)    (200,998)


Benefit from income taxes                                              -      (80,140)

Loss before minority interest and
   extraordinary item	                                        (124,129)    (120,858)
Minority interest                                                      -          867

Loss before extraordinary item                                  (124,129)    (119,991)

Extraordinary gain, net of provision for income
      taxes of $0 and $291,897, respectively           	               -      708,103

Net (loss) income 	                                     $  (124,129)  $  588,112

Net (loss)  income per share:
   Basic and diluted:
      (Loss) before extraordinary item                       $     (0.02)       (0.02)
      Extraordinary gain	                                       -	 0.10

      Net (loss) income 	                             $     (0.02)  $     0.08

Weighted average number of common shares outstanding:
   Basic                                                        6,930,100   6,914,100

   Diluted	                                                7,636,850   6,914,100

                See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

		                                     Three Months Ended December 31,
   		                                           2001         2000
Cash flows from operating activities:
   Net  (loss) income	                                $  (124,129) $ 588,112
   Adjustments to reconcile net (loss) income to net
      cash used in operating activities:
      Depreciation and amortization		             46,109     36,802
      Minority interest		                                  -       (867)
      Amortization of prepaid rent                           12,316          -
   Changes in assets and liabilities:
      Due from brokers		                            (33,527)   (41,556)
      Receivable from legal settlement                            - (1,109,806)
      Securities owned, net		                      1,426    (33,212)
      Restricted cash and securities                          7,224          -
      Other assets		                              6,764     30,210
      Accounts payable and accrued expenses                 (36,742)    45,671
      Commissions payable		                     16,864     (9,561)
      Income taxes payable		                     (4,256)   206,903
      Securities sold, not yet purchased		          -      1,152

   Net cash used in operating activities                   (107,851)  (203,040)

Cash flows used in investing activities:
   Purchase of equipment  		                     (2,854)   (28,073)
   Purchase of leasehold improvements		                  -    (13,214)
   Purchase of minority interest                             (1,000)         -

   Net cash used in investing activities		     (3,854)   (41,287)

Cash flows used in financing activities:
   Repayment of obligations under capital leases	     (8,995)    (9,862)
   Repayment of loan subordinated to claims
      of general creditors		                    (50,000)	     -

   Net cash used in financing activities		    (58,995)    (9,862)

Net decrease in cash and cash equivalents                  (170,800)  (254,189)

Cash and cash equivalents, beginning of period              412,832    488,446

Cash and cash equivalents, end of period                $   242,032 $  234,257

Supplemental disclosures of cash flow information:
   Interest paid	                                $     5,086   $ 11,443

   Income taxes paid	                                $     4,256   $  4,854

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2001
(Unaudited)


   1. 	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of December 31, 2001 and for the three months ended December 31, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2001 and the results of operations and cash flows for the three month periods ended December 31, 2001 and 2000. The financial data and other information disclosed in these notes to the interim financial statements related to this period are unaudited. The results for the three month period ended December 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire fiscal year ending September 30, 2002.
The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2001 as included in our report on Form 10-KSB.


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


3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share - During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic
earnings per share ("EPS") and diluted EPS, respectively.   Unlike the
previously reported primary earnings per share, basic EPS exclude the dilutive effects of stock options. Diluted EPS is similar to the previously reported fully diluted

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2001
(Unaudited)

earnings per share.   EPS amounts for all periodspresented have been
calculated in accordance with the requirements of SFAS No. 128. Diluted EPS, which effect is antidilutive, has been presented for the three months ended December 31, 2001 since there is no material impact on the financial statements.

4.	EXTRAORDINARY GAIN
In connection with the settlement of a class action claim against certain Nasdaq market makers in December 2000, CSC-1 received $581,674 on January 9, 2001 in settlement of certain of its past principal transactions and $528,132 of fees on January 16, 2001 for assisting in the processing of certain customer claims related to the same class action claim.

The extraordinary gain was calculated as follows:

 Revenue from class action settlement transactions     	$ 1,109,806
 Costs associated with legal settlement			   (109,806)

 Net revenue from class action settlement transactions 	  1,000,000
 Provision for income taxes	        		   (291,897)

 Extraordinary gain			           	$   708,103


5.      LITIGATION
On September 13, 1994, the Securities and Exchange Commission (the "SEC") filed a civil action against CSC-1, its president, a former registered representative, and eight other defendants. The action alleges violations of Sections 5(a) and (c), and 17(a) of the Securities Act of 1933, Sections 10 (b) and 15c of the Securities Exchange Act of 1934 and Rules l0b-3, l0b-5, l0b-6, and 15c1-2 thereunder. The complaint seeks injunctive relief
and disgorgement of profits approximating $175,000.   CSC-1 answered the
complaint and is vigorously defending the action. Trial is scheduled for October 22, 2002.

On August 31, 2001, the NASD Department of Enforcement commenced a disciplinary proceeding against CSC-1, its president, two registered representatives, and one former registered representative. The Complaint alleges violations of NASD Conduct Rules 2110, 2120, 2510, and 3010 and
Section 10 (b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. The Complaint seeks injunctive relief and disgorgement of any and all ill-gotten gains. CSC-1 answered the Complaint and is vigorously defending itself. A hearing is tentatively scheduled for sometime in July 2002.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2001
(Unaudited)


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

As of December 31, 2001, the Company has accrued $85,000 in connection with
the above litigations.   Such amount is included in accounts payable and
accrued expenses.


6.	SEGMENT INFORMATION

SFAS No.131, "Disclosure about Segments of an Enterprise and
Related Information"requires the Company to use a management approach in identifying segments of its business and establishes standards for reporting information about segments.

The Company's business operations are divided into three reportable segments: securities brokerage, securities principal transactions, and internet services. The Company's business segments are based on business units or entities that offer different products and services. Securities brokerage is operated by CSC-1, securities principal transactions is operated by CSC-2, and internet services is operated by, a subsidiary of CHC, Cyber Holding Corp.com and its subsidiaries Long Island WebTV.com Corp and Cyberville City Inc.

The Company's revenues, income (loss) before provision for income taxes, (benefit from) provision for income taxes, minority interest, extraordinary gain, depreciation and amortization, interest expense, total assets and capital expenditures for each segment for the three months ended December 31, 2001 and 2000 were as follows:

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2001
(Unaudited)


   		                                     2001         2000
Revenues:
   Securities brokerage	                          $    313,187 $    542,012
   Securities principal transactions                   196,618       22,478
   Internet services                                    10,450       10,290
   Sub total                                           520,255      574,780
   Elimination of intersegment sales                    (9,050)      (8,850)

   Total                                          $    511,205      565,930

Income (loss) before provision for
             income taxes:
   Securities brokerage	                          $   (159,120)    (178,196)
   Securities principal transactions	               (39,578)	    (19,100)
   Internet services		                        (4,587)      (3,702)

   Total                                          $   (124,129)  $ (200,998)

(Benefit from) provision for income taxes:
   Securities brokerage	                          $          -  $   (80,140)
   Securities principal transactions                         -	          -
   Internet services		                             -	          -

   Total                                          $          -  $   (80,140)

Minority interest:
   Securities brokerage		                             -            -
   Securities principal transactions                         - 	          -
   Internet services		                             -	        867

    Total                                         $          - 	 $      867

Extraordinary gain, net of provision for income
 taxes of $291,897:
   Securities brokerage	                          $          -   $  708,103
   Securities principal transactions	                     -	          -
   Internet services		                             -	          -

   Total                                          $          - 	 $  708,103

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Months Ended December 31, 2001
(Unaudited)

   		                                     2001         2000

Depreciation and amortization:
   Securities brokerage	                          $      44,652  $   35,528
   Securities principal transactions	                    293         444
   Internet services		                          1,164         830

   Total                                          $      46,109  $   36,802

Interest expense:

   Securities brokerage                           $       4,586  $    5,523
   Securities principal transactions                        500       1,500
   Internet services                                          -         145

   Total                                          $       5,086  $    7,168

Total assets:
   Securities brokerage                           $     964,270  $1,793,406
   Securities principal transactions                    241,179     223,339
   Internet services                                     10,491      13,302

   Total                                           $  1,215,940  $2,030,047

Capital expenditures:
   Securities brokerage                            $      2,854  $   37,381
   Securities principal transactions                          -       3,906
   Internet services                                          -           -

   Total                                           $      2,854  $   41,287


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND  RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and cash equivalents decreased $170,800 from $412,832 at
September 30, 2001 to $242,032 at December 31, 2001.   This decrease
was due to $107,951 used for operating activities, $3,854 used for investing activities and $58,995 used for financing activities.

Total stockholders' equity decreased $124,129 from $960,424 at
September30, 2001 to $836,295 at December 31, 2001.   This decrease
was due tothe $124,129 net loss incurred in the three months ended December 31, 2001.

CSC-1 and CSC-2, the Registrant's broker-dealer subsidiaries, are
subject to "net capital" requirements of the SEC.   Among other
things, these requirements limit the number of markets, which they may make, and the value of securities inventories which they may
carry.   Presently, a broker or dealer engaged in activities as a
market maker must maintain net capital in an amount not less than $2,500 for each security in which it makes a market (unless a security in which it makes a market has a market value of $5.00 or less in which event the amount of net capital shall be not less than $1,000for each such security).

At December 31, 2001, CSC-1 had net capital of $163,149, which was $63,149 inexcess of its required net capital of $100,000, and CSC-2 had net capital of $189,173, which was $89,173 in excess of its required net capital of $100,000.

In January 2002, the Registrant applied to the United States Small Business Administration for a $150,000 economic injury disaster loan. If approved, the loan will bear interest at a rate of 4% per annum, require monthly installments of principal and interest, and be due 11 years from the date of the loan. However, there is no assurance that the Registrant's application will be approved.

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

Recent Trends and Current Events - The bankruptcy of Enron Corporation and related congressional hearings have had a dampening effect on securities markets, which have impacted the Registrant adversely in January and February 2002. Environmental issues regarding the World Trade Center area of New York have hurt recruiting efforts at CSC-1's nearby New York City branch office.

Revenues by source - For the three months ended December 31, 2001 and 2000, revenues were derived as follows:

                                Three  Months
	                     Ended December 31,
                          2001	        2000
Commissions:
    Castle Online    	     $   160,413    $  392,945
    Other	                 156,190       144,368

    Total commissions            316,603       537,313

Principal transactions:
    Trading accounts 	         191,900        22,225
    Investment accounts 	       -   	  (227)

    Total principal transactions 191,900        21,998

Internet services                  1,400         1,440

Interest and dividends   	   1,302         5,179

Total revenues  	        $511,205     $ 565,930


Three months ended December 31, 2001 compared to three months ended December 31, 2000

For the three months ended December 31, 2001, net loss was $124,129, or $(.02) per share. For the three months ended December 31, 2000, net income was $588,112, or $.08 per share; the net income includes an extraordinary gain (net of provision for income taxes) of $708,103, or $.10 per share, offset by the loss before extraordinary item of $119,991, or $(.02) per share. As more fully described in Note 4 to the Consolidated Financial Statements, the extraordinary gain in 2000 resulted from the settlement of a class action claim against certain Nasdaq market makers in December 2000.

Pretax (loss) before minority interest and extraordinary item was $(124,129) in 2001 compared to $(200,998) in 2000. Total revenues decreased $54,725 (10%) and total expenses decreased $131,594 (17%) in 2001 compared to 2000. Revenues less commissions and clearing and execution costs were $256,560 in 2001 compared to $395,635 in 2000.

Commissions revenue from the Castle Online division of CSC-1 decreased $232,532 (59%) from $392,945 in 2000 to $160,413 in 2001. Castle Online customer transactions decreased from 24,486 in 2000 to 12,393 in 2001, largely due to reduction in active customers. Castle Online funded customers decreased from 296 at December 31, 2000 to 258 at December
31, 2001. Castle Online average revenue per transaction was $16.05 and $12.94 in 2000 and 2001, respectively.

Commissions revenue from other sources increased $11,822 (8%) from $144,368 in 2000 to $156,190 in 2001. Customer transactions totaled 4,094 and 743 in 2000 and 2001, respectively. Average revenue per transaction was $35.26 and $210.22 in 2000 and 2001, respectively.

Revenue from principal transactions increased $169,902 (772%) from $21,998 in 2000 to $191,900 in 2001. Principal transactions totaled
182 and 898 in 2000 and 2001, respectively.   Average revenue per
transaction was $120.87 and $213.70 in 2000 and 2001, respectively. The increases in 2001 were attributable to especially high volume in one stock which CSC-2 made a market.

Commissions expense increased $132,200 (313%) from $42,232 in 2000 to $174,432 in 2001. Commissions expense as a percentage of total revenues was 7% and 34% in 2000 and 2001, respectively. The percentage increase is due to a lower percentage of revenues in 2001 derived from the Castle Online division. Castle Online division pays commissions equal to approximately 5% of revenues. On commissions revenues from other sources and revenues from principal transactions, registered representatives are paid commissions equal to approximately 50% of revenues less clearing and execution costs.

Clearing and execution costs decreased $47,850 (37%) from $128,063 in 2000 to $80,213 in 2001 as a result of the decrease in the number
of transactions.    Clearing and execution costs as a percentage of
total revenues was 23% and 16% in 2000 and 2001, respectively.

Communications expense decreased $41,758 (54%) from $77,928 in 2000
to $36,170 in 2001.   The decrease was due largely to lower network and
workstation charges from The Nasdaq Stock Market and reduced internet service provider costs.

Administrative compensation and employees benefits decreased $76,147 (38%) from $201,548 in 2000 to $125,401 in 2001. The decrease was due to a reduction in salaried personnel (26 at December 31, 2000; 14 at December 31, 2001).

Other expenses decreased $73,087 (38%) from $190,929 in 2000 to $117,842 in 2001. In 2000, the company expensed approximately $40,000 for electrical repairs.

PART II - OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

No additional reportable legal proceedings were initiated since
January 14, 2002 the filing date of Form 10-KSB for the fiscal year ended
September 30, 2001.   Reference should be made to Note 5 of the
Consolidated Financial Statements included in this report and the Registrant's Form 10-KSB for the fiscal year ended September 30, 2001 for the status of legal proceedings previously initiated.


Item 2.  CHANGES IN SECURITIES

(c) No equity securities of the Registrant were sold by the Registrant during the quarterly period ended December 31, 2001 that were not registered under the Securities Act.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None
(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CASTLE HOLDING CORP.


February 15, 2002	s/ George R. Hebert
George R. Hebert
President


February 15, 2002	/s/ Michael T. Studer
Michael T. Studer
Secretary - Treasurer,
    Principal Financial and
    Accounting Officer