Form 10QSB
period 2002-03-31
CASTLE HOLDING CORP
filed 2002-05-20
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
7,675,510 shares ($.0025 par value) at April 30, 2002

CASTLE HOLDING CORP.
Form 10-QSB for the quarterly period ended March 31, 2002


INDEX



PART I.    FINANCIAL INFORMATION                                                  Page

Item 1.       Financial Statements

                  Consolidated Statements of Financial Condition           3

                  Consolidated Statements of Operations                          4

                  Consolidated Statements of Cash Flows                        5

                  Notes to Consolidated Financial Statements                  6


Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              11


PART II.   OTHER                                                                                    15


SIGNATURES	                                                                    17



CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
		                                         March 31,	September 30,
		                                            2002	                                        2001
		                                       (Unaudited)	   (Audited)
Assets
Cash and cash equivalents	              $  187,472 	   $  412,832
Due from brokers		                 164,387 	      216,974
Securities owned, at market value	                   61,023 	       70,784
Equipment, less accumulated depreciation of
  $135,342 and $110,425, respectively	                  50,784 	       72,847
Equipment under capital leases, less accumulated
  depreciation of $133,806 and $117,536,
  respectively		                  47,394 	       63,664
Leasehold improvements, less accumulated
  amortization of $253,352 and $205,994,
  respectively		                  53,723 	     101,081
Prepaid rent 		                             -	     205,280
Restricted cash and securities                                     223,633 	     238,151
Other  assets                                                                      31,282 	       42,585

Total assets	                                        $  819,698                           $1,424,198

Liabilities and Stockholders' Equity
Liabilities:
   Accounts payable and accrued expenses        $  253,861                            $  336,124
   Commissions payable		                    4,579 	         2,740
   Income taxes payable		                            -	         4,256
   Securities sold, not yet purchased, at
      market                                                                                801 	                 1
   Obligations under capital leases	                  50,428 	       69,653
   Loan subordinated to claims of general
      creditors                                                                                  -	       50,000

      Total liabilities		                 309,669 	     462,774

Commitments and contingencies

Minority interest		                               -	          1,000

Stockholders' equity:
   Preferred Stock, $.01 par value;
      authorized 9,000,000 shares, none
      issued and outstanding                                                         -	                    -
   Class A Convertible Preferred Stock,
      $.01 par value; authorized 1,000,000
      shares, issued and outstanding 706,750
      shares; liquidation preference of
      $706,750                                                                          7,068 	            7,068
   Common stock, $.0025 par value;
      authorized 100,000,000 shares, issued
      and outstanding 7,625,510 and 6,930,100
      shares, respectively		                    19,064 	         17,325
   Additional paid-in capital	              1,569,183 	   1,501,380
   Accumulated deficit		                (979,611)	     (464,974)
      Total		                                               615,704 	   1,060,799
   Less: stock subscriptions receivable	                (105,675)	     (100,375)

      Total stockholders' equity	                 510,029 	       960,424

Total liabilities and stockholders' equity           $        819,698 	  $1,424,198


See  notes to consolidated financial statements.


CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	                                                         Six Months                     Three Months
	                                                    Ended March 31,	         Ended March 31,
		                   2002	             2001	      2002              2001
Revenues:
   Commissions	            $   493,812      $  919,866    $ 177,209  $  382,553
   Principal transactions                    219,145             30,644         27,245            8,646
   Internet services	                      4,173               4,440           2,773             3,000
   Interest and dividends	                      1,770             15,296              468           10,117

   Total revenues	                 718,900           970,246      207,695         404,316

Expenses:
   Commissions	                  188,741             71,389        14,309            29,157
   Clearing and execution costs        173,728           235,282       93,505          107,219
   Communications	                    97,061            164,553       60,891            86,625
   Advertising	                      5,905               26,136         3,047            14,014
   Administrative compensation
      and employee benefits               245,934             370,871    120,533          169,323
   Professional and consulting
      fees             	                   78,281             158,913       34,761            88,460
   Registration and regulatory
      fees		                   25,128               21,693          2,369              3,223
   Occupancy	                   54,145               36,162        27,092            18,147
   Interest	                     6,300               13,908           1,214              6,740
  Write-off of prepaid rent in
     connection with closing of
     New York branch office                180,647                          -       180,647  	               -
   Other		                 177,667             397,001         59,835        206,072

   Total expenses	             1,233,537          1,495,908       598,203        728,980

Loss before benefit from
   income taxes, minority
   interest, and
   extraordinary item                         (514,637)           (525,662)     (390,508)     (324,664)
Benefit from income taxes                           -               212,143                     -	  132,003

Loss before  minority interest
   and extraordinary item                 (514,637)           (313,519)     (390,508)      (192,661)
Minority interest		-                      867                     -	                -

Loss before extraordinary item      (514,637)          (312,652)     (390,508)      (192,661)
Extraordinary gain, net of
   provision for income
   taxes of $291,897		  -            708,103                     -                      -

Net (loss) income 	           $ (514,637)        $  395,451   $ (390,508)   $ (192,661)

Net (loss)  income per share:
   Basic and diluted:
      (Loss)  before
         extraordinary item               $            (.07)       $         (.04)   $          (.05)   $          (.02)
      Extraordinary gain	                              -                      .10                      -	                 -

      Net (loss) income                  $            (.07)       $          .06     $         (.05)    $          (.02)

Weighted average number of
   common shares outstanding:
   Basic		              6,930,100        6,914,100      6,930,100      6,914,100

   Diluted		              7,636,850        6,914,100       7,636,850     6,914,100

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

		                                          Six Months Ended March 31,
		                                          2002	                          2001
Cash flows from operating activities:
   Net (loss) income                                                   $   (514,637)            $   395,451
   Adjustments to reconcile net (loss)
      income to net
      cash (used in) provided by
      operating activities:
     Depreciation 		                     88,545                     75,244
      Minority interest		                                -	 (867)
      Amortization of prepaid rent	                     24,633                                -
      Write-off of prepaid rent in
         connection with closing
         of New York branch office	                  180,647 	       -
   Changes in assets and liabilities:
      Due from brokers		                     52,587                      35,802
      Securities owned		                        9,761                    (26,442)
      Restricted cash and securities	                      14,518      	        -
      Other assets		                      11,303                     36,305
      Accounts payable and accrued expenses               (82,263)                    22,545
      Commissions payable	                        1,839                    (20,330)
      Income taxes payable	                       (4,256)                    74,899
      Securities sold, not yet purchased	                            800                         (302)

   Net cash (used in) provided by operating
      activities		                   (216,523)                 592,305

Cash flows from investing activities:
   Purchase of equipment  	                        (2,854)                 (43,268)
   Purchase of leasehold improvements		    -                   (25,777)
   Purchase of minority interest	                        (1,000)	       -

   Net cash used in investing activities	                        (3,854)                 (69,045)

Cash flows from financing activities:
   Repayment of obligations under capital
      leases		                     (19,225)                  (18,340)
   Repayment of loan subordinated to
      claims of general creditors	                     (50,000)	        -
   Net proceeds from sale of 695,410 shares
      of common stock in March 2002 private
      placement		                      64,242         	        -

   Net cash used in financing activities	                       (4,983)                   (18,340)

Net (decrease) increase  in cash 	                  (225,360)                   504,920

Cash and cash equivalents, beginning
   of period		                   412,832                     488,446

Cash and cash equivalents, end of period         $       187,472          $         993,366

Supplemental disclosures of cash flow information:
   Interest paid	                                       $            6,300          $           15,858

   Income taxes paid	                                       $            4,256          $	  4,855

Schedule of non-cash financing activities:
   Receipt of stock subscriptions
      receivable in connection
      with sale of common stock	          $            5,300          $	            -

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2002
(Unaudited)

   1. 	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 	The unaudited consolidated financial statements as of March 31, 2002 and for the six months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the six month periods ended March 31, 2002 and 2001. The financial data and other information disclosed in these notes to the interim financial statements related to this period are unaudited. The results for the six month period ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire fiscal year ending September 30, 2002.
The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date.

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

   3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share - During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic
earnings per share ("EPS") and diluted EPS, respectively.   Unlike the
previously reported primary earnings per share, basic EPS exclude the dilutive effects of stock options. Diluted EPS is similar to the previously reported fully diluted

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2002
(Unaudited)

earnings per share. EPS amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128. Diluted EPS, which effect is antidilutive, has been presented for the six months ended March 31, 2002 since there is no material impact on the financial statements.

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

     On September 13, 1994, the Securities and Exchange Commission
(the "SEC")filed a civil action against CSC-1, its president, a former registered representative, and eight other defendants. The action alleges violations of Sections 5(a) and (c), and 17(a) of the Securities Act of 1933, Sections 10 (b) and 15c of the Securities Exchange Act of 1934 and Rules l0b-3, l0b-5, l0b-6, and 15c1-2 thereunder. The complaint seeks injunctive
relief and disgorgement of profits approximating $175,000.   CSC-1 answered
the complaint and is vigorously defending the action. Trial is scheduled for October 22, 2002.

     On August 31, 2001, the NASD Department of Enforcement commenced a disciplinary proceeding against CSC-1, its president, two registered representatives, and one former registered representative. The Complaint alleges violations of NASD Conduct Rules 2110, 2120, 2510, and 3010 and
Section 10 (b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. The Complaint seeks injunctive relief and disgorgement of any and all ill-gotten gains. CSC-1 answered the Complaint and is vigorously defending itself. A hearing is tentatively scheduled for sometime in August 2002.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2002
(Unaudited)

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

     As of March 31, 2002, the Company has accrued $60,000 in connection
with  the above litigations.   Such amount is included in accounts payable
and accrued expenses.

6.	SEGMENT INFORMATION

SFAS No.131, "Disclosure about Segments of an Enterprise and Related Information" requires the Company to use a management approach in identifying segments of its business and establishes standards for reporting information about segments.

The Company's business operations are divided into three reportable segments: securities brokerage, securities principal transactions, and internet services. The Company's business segments are based on business units or entities that offer different products and services. Securities brokerage is operated by CSC-1, securities principal transactions is operated by CSC-2, and internet services is operated by a subsidiary of CHC, Cyber Holdings Corp.com, and its subsidiaries Long Island WebTV.com Corp and Cyberville City Inc.

The Company's revenues, loss before benefit from income taxes, minority interest and extraordinary item, benefit from income taxes, minority interest, extraordinary gain, depreciation and amortization, interest expense, total assets and capital expenditures for each segment for the six and three months ended March 31, 2002 and 2001 were as follows:


CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2002
(Unaudited)

		                      Six Months	             Three Months
	                                             Ended March 31,	           Ended March 31,
		            2002	       2001                     2002                2001
Revenues:
   Securities brokerage	          $  500,046     $  933,751    $  186,859     $  391,739
   Securities principal
      transactions	              214,681            32,055 	      18,063 	   9,577
   Internet services	                22,073            21,290 	      11,623           11,000
   Subtotal                                         736,800          987,096         216,545        412,316
   Elimination of intersegment
      sale                                              (17,900)         (16,850)	       (8,850)          (8,000)

   Total		         $  718,900     $  970,246     $  207,695    $  404,316

Loss before benefit from
  income taxes, minority
  interest, and extraordinary
          item:
   Securities brokerage	         $ (512,347)    $ (471,016)    $(353,227)  $ (292,820)
   Securities principal
      transactions                                   4,026           (45,784)	      (35,552)       (26,684)
   Internet services                             (6,316)            (8,862)             (1,729)         (5,160)

   Total		         $(514,637)     $(525,662)      $(390,508)  $ (324,664)

Benefit from income taxes:
   Securities brokerage             $               -         $ 212,143      $              -    $  132,003
   Securities principal
     transactions                                            -                         -                       -               -
   Internet services                                       -                         -	                  - 	            -

  Total                                           $                 -        $ 212,143      $             -    $  132,003

Minority interest:
    Securities brokerage            $                -         $              -       $             -    $               -
    Securities principal
      transactions                                            -                        -	                   -                     -
    Internet services                                       -                   867 	                   -                     -

    Total                                         $                 -       $         867       $              -   $         -

Extraordinary gain, net of
   provision for income
   taxes of $291,897:
   Securities brokerage             $                  -      $  708,103      $              -    $               -
   Securities principal
     transactions                                                 -                     -	                   -                     -
   Internet services                                            -                     -	                   -                     -

   Total                                          $                   -     $  708,103      $               -    $               -

Depreciation and amortization:
   Securities brokerage	        $         85,631    $     72,695      $    40,979   $   37,167
   Securities principal
      transactions                                          586                 888                  293              444
   Internet services                                  2,328              1,661               1,164              831

   Total                                          $        88,545     $    75,244       $     42,436  $   38,442


CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2002
(Unaudited)
		                               Six Months	               Three Months
		                         Ended March 31,                Ended March 31,
		                 2002                    2001           2002                   2001
Interest expense:
   Securities brokerage               $          5,798      $    10,663    $     1,212   $      5,140
   Securities principal
      transactions                                           502               3,000                   2            1,500
   Internet services                                            -                   245                   -                100

   Total 	                                        $          6,300      $     13,908   $     1,214    $      6,740


Capital expenditures:
   Securities brokerage	           $          2,854     $      63,186   $              -     $     25,805
   Securities principal
      transactions                                                 -                5,859                   -               1,953
   Internet services                                             -                        -                    -                -

  Total	                                        $          2,854     $       69,045   $              -     $    27,758

			               March 31,                     September 30,
			                  2002		    2001
Total assets:
   Securities brokerage	                                     $    615,526                         $ 1,164,096
   Securities principal transactions	              196,573                                247,141
   Internet services		                  7,599                                   12,961

   Total 	                                                                  $    819,698                          $ 1,424,198


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND  RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and cash equivalents decreased $225,360 from $412,832 at September 30,
2001 to $187,472 at March 31, 2002.   This decrease was due to $216,523
used in operating activities, $3,854 used in investing activities, and $4,983 used in financing activities.

Total stockholders' equity decreased $450,395 from $960,424 at September 30,
2001 to $510,029 at March 31, 2002.   This decrease was due to the $514,637
net loss incurred in the six months ended March 31, 2002.

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

At March 31, 2002, CSC-1 had net capital of $63,795, which was $ 56,993 in excess of its required net capital of $6,802, and CSC-2 had net capital of $149,599, which was $49,599 in excess of its required net capital of $100,000.

In January 2002, the Registrant applied to the United States Small Business Administration for a $150,000 economic injury disaster loan. If approved, the loan will bear interest at a rate of 4% per annum, require monthly installments of principal and interest, and be due
11 years from the date of the loan. However, there is no assurance that the application will be approved.

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

Revenues by source - For the three months and six months ended March 31, 2002 and 2001, revenues were derived as follows:

<CAPTIONS>

		                          Six Months	        Three Months
		                Ended March 31,	   Ended March 31,
		             2002	       2001              2002               2001

Commissions:
   Castle Online	    $  310,641          $  699,582       $  150,228    $  306,637
   Other	                                      183,171              220,284 	     26,981             75,916

   Total commissions                493,812              919,866 	  177,209           382,553

Principal transactions:
   Trading accounts                    209,680                30,099 	    17,780                7,874
   Investment accounts                   9,465 	                545 	      9,465 	       772

   Total principal transactions   219,145                30,644 	    27,245                8,646

Internet services                               4,173                 4,440 	       2,773               3,000

Interest and dividends                     1,770              15,296                468             10,117

Total revenues                         $  718,900        $  970,246    $  207,695      $  404,316


Six months ended March 31, 2002 compared to six months ended March 31, 2001

For the six months ended March 31, 2002, net loss was $514,637, or $(.07) per share. For the six months ended March 31, 2001, net income was $395,451, or $.06 per share; the net income includes an extraordinary gain (net of provision for income taxes) of $708,103, or $.10 per share, offset by the loss before extraordinary item of $312,652, or $(.04) per share. As more fully described in Note 4 to the Consolidated Financial Statements, the extraordinary gain in 2001 resulted from the settlement of a class action claim against certain Nasdaq market makers in December 2001.

Pretax (loss) before minority interest and extraordinary item was $(514,637) in 2002, compared to $(525,662) in 2001. Total revenues decreased $251,346 (26%) and total expenses decreased $262,371 (18%) in 2002 compared to 2001. Expenses in 2002 include a $180,647 charge for the write-off of prepaid rent in connection with the closing of CSC-1's New York branch office in March 2002. Revenues less commissions and clearing and execution costs were $356,431 in 2002 compared to $663,575 in 2001.

Commissions revenue from the Castle Online division of CSC-1 decreased
$388,941 (56%) from $699,582 in 2001 to $310,641 in 2002.   Castle Online
customer transactions decreased from 45,009 in 2001 to 22,646 in 2002, largely due to a reduction in active customers. Castle Online funded customers decreased from 285 at March 31, 2001 to 252 at March 31, 2002. Castle Online average revenue per transaction was $15.54 and $13.72 in 2001 and 2002, respectively.

Commissions revenue from other sources decreased $37,113 (17%) from $220,284 in 2001 to $183,171 in 2002. Customer transactions totaled 6,037 and 1,382 in 2001 and 2002, respectively. Average revenue per transaction was $36.49 and $132.54 in 2001 and 2002, respectively.

Revenue from principal transactions increased $188,501 (615%) from $30,644
in 2001 to $219,145 in 2002.   Principal transactions totaled 282 and 990
in 2001 and 2002, respectively.   Average revenue per transaction was
$108.67 and $221.36 in 2001 and 2002, respectively. The increases in 2002 were attributable to especially high volume in one stock which CSC-2 made a market.

Commissions expense increased $117,352 (117%) from $71,389 in 2001 to $188,741 in 2002. Commissions expense as a percentage of total revenues was 7% and 26% in 2001 and 2002, respectively. The percentage increase was due to a lower percentage of revenues in 2002 derived from the Castle Online division. Castle Online division pays commissions equal to approximately 5% of revenues. On commissions revenues from other sources and revenues from principal transactions, registered representatives are paid commissions equal to approximately 50% of revenues less clearing and execution costs.

Clearing and execution costs decreased $61,554 (26%) from $235,282 in 2001 to $173,728 in 2002 as a result of the decrease in the number of
transactions.    Clearing and execution costs as a percentage of total
revenues was 24% and 24% in 2001 and 2002, respectively.

Communications expense decreased $67,492 (41%) from $164,553 in 2001 to
$97,061 in 2002.   The decrease was due largely to lower network and
workstation charges from The Nasdaq Stock Market and reduced internet service provider costs.

Administrative compensation and employee benefits decreased $124,937 (34%) from $370,871 in 2001 to $245,934 in 2002. The decrease was due to a reduction in salaried personnel (26 at December 31, 2000; 14 at December 31, 2001).

Other expenses decreased $219,334 (55%) from $397,001 in 2001 to $177,667 in 2002. In 2002, other expenses were reduced by $25,000 as a result of the Company's reduction of its allowance for legal proceedings from $85,000 to $60,000. In 2001, the Company expensed approximately $75,000 for electrical repairs.

Three months ended March 31, 2002 compared to three months ended
March 31, 2001

For the three months ended March 31, 2002, net loss was $390,508, or $(.05) per share. For the three months ended March 31, 2001, net loss was $192,661, or $(.02) per share.
Pretax (loss) before minority interest and extraordinary item was $(390,508) in 2002, compared to $(324,664) in 2001. Total revenues decreased $196,621 (49%) and total expenses decreased $130,777 (18%) in 2002 compared to 2001. Expenses in 2002 include a $180,647 charge for the write-off of prepaid rent in connection with the closing of CSC-1's New York branch office in March 2002. Revenues less commissions and clearing and execution costs were $99,881 in 2002 compared to $267,940 in 2001.

Commissions revenue from the Castle Online division of CSC-1 decreased
$156,409 (51%) from $306,637 in 2001 to $150,228 in 2002.   Castle Online
customer transactions decreased from 20,523 in 2001 to 10,253 in 2002, largely due to a reduction in active customers. Castle Online average revenue per transaction was $14.95 and $14.65 in 2001 and 2002, respectively.

Commissions revenue from other sources decreased $48,935 (64%) from $75,916 in 2001 to $26,981 in 2002. Customer transactions totaled 1,943 and 639 in 2001 and 2002, respectively. Average revenue per transaction was $39.07 and $42.23 in 2001 and 2002, respectively.

Revenue from principal transactions increased $18,599 (215%) from $8,646 in
2001 to $27,245 in 2002.   Principal transactions totaled 100 and 92 in 2001
and 2002, respectively.   Average revenue per transaction was $86.46 and
$296.14 in 2001 and 2002, respectively.

Commissions expense decreased $14,848 (51%) from $29,157 in 2001 to $14,309 in 2002. Commissions expense as a percentage of total revenues was 7% and 7% in 2001 and 2002, respectively.

Clearing and execution costs decreased $13,714 (13%) from $107,219 in 2001 to $93,505 in 2002 as a result of the decrease in the number of
transactions.    Clearing and execution costs as a percentage of total
revenues was 27% and 45% in 2001 and 2002, respectively. The percentage increase was due to (1) lower base commission rates offered Castle Online customers in 2002 and (2) higher clearing ($3.73 per average transaction in 2001, $4.73 per average transaction in 2002) and execution ($1.02 per average transaction in 2001, $3.78 per average transaction in 2002) costs in 2002. In 2002, execution costs were largely passed through to Castle Online customers, added to their base commissions and recorded as commissions revenue. The large increase in execution costs per average transaction in 2002 was due to high Castle Online share volume in low-priced listed securities in 2002; CSC-1 is charged approximately $.01 per share for listed orders routed to its agent.

Communications expense decreased $25,734 (30%) from $86,625 in 2001 to
$60,891 in 2002.   The decrease was due largely to lower network and
workstation charges from The Nasdaq Stock Market and reduced internet service provider costs.

Administrative compensation and employees benefits decreased $48,790 (29%) from $169,323 in 2001 to $120,533 in 2002. The decrease was due to a reduction in salaried personnel .

Professional and consulting fees decreased $53,699 (61%) from $88,460 in 2001 to $34,761 in 2002. The decrease was due largely to lower legal fees charged by CSC-1's attorney representing CSC-1 in the SEC civil action and lower consulting fees charged by one of Castle Online's consultants.

Other expenses decreased $146,237 (71%) from $206,072 in 2001 to $59,835
in 2002.    In 2002, other expenses were reduced by $25,000 as a result of the Company's reduction of its allowance for legal proceedings from $85,000 to $60,000. In 2001, the company expensed approximately $35,000 for electrical repairs.


PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

No additional reportable legal proceedings were initiated since January 14, 2002, the filing date of Form 10-KSB for the fiscal year ended September 30,
2001.   Reference should be made to Note 5 of the Consolidated Financial
Statements included in this report and the Registrant's Form 10-KSB for the fiscal year ended September 30, 2001 for the status of legal proceedings previously initiated.

Item 2.  CHANGES IN SECURITIES

(c) Equity securities of the Registrant by the Registrant during the quarterly period ended March 31, 2002 that were not registered under the Securities Act were:

                                Title of
Date of Sale          Security       Shares    Purchaser(s)	          Consideration

March 26, 2002    Common    275,910   Jaclyn Hebert Trust (1)   20,000 shares,
                                Stock                                                                          Exhaust
                                                                                                                    Technologies
                                                                                                                    Inc.(valued
                                                                                                                    at $27,591
                                                                                                                    sales proceeds)

March 26, 2002   Common     100,000   Teresa M. Hebert (1)        $10,000 cash
                               Stock

March 26, 2002   Common     100,000   Castle Advisors Limited   $10,000 cash
                               Stock                               Partnership 94-1 (2)



March 26, 2002    Common    100,000   CHC Deferred                     $10,000 cash
                                Stock                              Compensation Plan for
                                                                        benefit of
                                                                        Michael T. Studer (2)

March 26, 2002   Common     116,500   4 nonaffiliated                       $ 6,650 cash
                               Stock                               investors

March 26, 2002  Common        53,000   4 nonaffiliated                        $ 5,300 stock
                              Stock                                investors                                subscription
                                                                                                                         promissory
                                                                                                                         notes
840:
Legend:

(1)	Teresa M. Hebert, trustee of the Jaclyn Hebert Trust, is the wife of George R. Hebert, president and director of the Registrant.
(2)	CHC Deferred Compensation Plan for benefit of George R. Hebert and
        CHC Deferred Compensation Plan for benefit of Michael T. Studer each own a 50% limited partnership interest in Castle Advisors Limited Partnership 94-1. Messrs. Hebert and Studer are both officers and directors of the Registrant.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits - None.
(b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report (unreviwed by independent certified public accountants) to be signed on its behalf by the undersigned thereunto duly authorized.



CASTLE HOLDING CORP.


May 20, 2002	s/ George R. Hebert
                                             George R. Hebert
                                             President


May 20, 2002	/s/ Michael T. Studer
                                             Michael T. Studer
                                             Secretary - Treasurer,
                                             Principal Financial and
                                             Accounting Officer