Form 10QSB
period 2002-06-30
CASTLE HOLDING CORP
filed 2002-08-20
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
9,125,510 shares ($.0025 par value) at July 31, 2002

CASTLE HOLDING CORP.
Form 10-QSB for the quarterly period ended June 30, 2002


INDEX



PART I.    FINANCIAL INFORMATION                                          Page

Item 1.       Financial Statements

                  Consolidated Statements of Financial Condition           3

                  Consolidated Statements of Operations                    4

                  Consolidated Statements of Cash Flows                    5

                  Notes to Consolidated Financial Statements               6


Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11


PART II.   OTHER                                                           15


SIGNATURES	                                                           17



CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
		                                 June 30,	September 30,
		                                   2002	            2001
		                             (Unaudited and       (Audited)
                                              Unreviewed)
Assets
Cash and cash equivalents	              $  263,208 	   $  412,832
Due from brokers		                 120,320 	      216,974
Securities owned, at market value	          56,374	       70,784
Equipment, less accumulated depreciation of
  $145,690 and $110,425, respectively	          40,435 	       72,847
Equipment under capital leases, less accumulated
  depreciation of $139,850 and $117,536,
  respectively		                          41,350 	       63,664
Leasehold improvements, less accumulated
  amortization of $276,508 and $205,994,
  respectively		                          30,567 	      101,081
Prepaid rent 		                               -       	      205,280
Restricted cash and securities                   242,041 	      238,151
Other  assets                                     69,394 	       42,585

Total assets	                              $  863,689           $1,424,198

Liabilities and Stockholders' Equity
Liabilities:
   Accounts payable and accrued expenses      $  192,264           $  336,124
   Commissions payable		                   6,593                2,740
   Income taxes payable		                       -	        4,256
   Securities sold, not yet purchased, at
      market                                       1,002 	            1
   Obligations under capital leases	          50,428 	       69,653
   Loan subordinated to claims of general
      creditors                                        -	       50,000
   Loan payable to U.S. Small Business
      Administration                             150,000                    -

      Total liabilities		                 400,287 	      462,774

Commitments and contingencies

Minority interest		                       -                1,000

Stockholders' equity:
   Preferred Stock, $.01 par value;
      authorized 9,000,000 shares, none
      issued and outstanding                           -	            -
   Class A Convertible Preferred Stock,
      $.01 par value; authorized 1,000,000
      shares, issued and outstanding 706,750
      shares; liquidation preference of
      $706,750                                     7,068 	        7,068
   Common stock, $.0025 par value;
      authorized 100,000,000 shares, issued
      and outstanding 9,125,510 and 6,930,100
      shares, respectively		          22,814	       17,325
   Additional paid-in capital	               1,715,433 	    1,501,380
   Accumulated deficit		              (1,026,238)	     (464,974)
      Total		                         719,077            1,060,799
   Less: stock subscriptions receivable	        (255,675)	     (100,375)

      Total stockholders' equity	         463,402	      960,424

Total liabilities and stockholders' equity   $   863,689 	   $1,424,198


See  notes to consolidated financial statements.


CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	                             Nine Months                Three Months
	                            Ended June 30,	        Ended June 30,
		                 2002	        2001	     2002           2001
Revenues:
   Commissions	            $   657,868    $ 1,133,894    $ 164,056    $ 214,028
   Principal transactions       266,910         35,054       47,765        4,410
   Internet services	         12,150          4,440        7,977            -
   Interest and dividends	  3,731         22,879        1,961        7,583

   Total revenues	        940,659      1,196,267      221,759      226,021

Expenses:
   Commissions	                222,906         79,919       34,165        8,530
   Clearing and execution costs 225,285        301,546       51,557       66,264
   Communications	        117,522        227,021       20,461       62,468
   Advertising	                  8,006         33,648        2,101        7,512
   Administrative compensation
      and employee benefits     358,539        518,930      112,605      148,059
   Professional and consulting
      fees             	        103,085        197,178       24,804       38,265
   Registration and regulatory
      fees		         23,059         23,233       (2,069)       1,540
   Occupancy	                 67,621         54,309       13,476       18,147
   Interest	                  8,410         20,473        2,110        6,565
  Write-off of prepaid rent in
     connection with closing of
     New York branch office     180,647              -            -            -
   Other		        228,613        597,195       50,946      197,039

   Total expenses	      1,543,693      2,053,452      310,156      554,389

Loss before benefit from
   income taxes, minority
   interest, and
   extraordinary item          (603,034)      (857,185)    (88,397)     (328,368)
Benefit from income taxes             -        304,899           -        89,601

Loss before  minority interest
   and extraordinary item      (603,034)      (552,286)    (88,397)     (238,767)
Minority interest	              -            867           -             -

Loss before extraordinary item (603,034)      (551,419)    (88,397)     (238,767)
Extraordinary gain, net of
   provision for income
   taxes 		         41,770        695,101      41,770       (13,002)

Net (loss) income 	     $ (561,264)    $  143,682  $  (46,627)   $ (251,769)

Net (loss)  income per share:
   Basic :
      (Loss)  before
         extraordinary item  $     (.08)    $     (.08) $     (.01)   $     (.04)
      Extraordinary gain	      -            .10           -             -

      Net (loss) income      $     (.08)    $      .02  $     (.01)   $     (.04)
   Diluted:
      (Loss) before
         extraordinary item  $     (.08)    $     (.08) $     (.01)   $     (.04)
      Extraordinary gain              -            .10           -             -

      Net (loss) income      $     (.08)    $      .02  $     (.01)   $     (.04)

Weighted average number of
   common shares outstanding:
   Basic		      7,328,570      6,914,100   8,125,510     6,914,100

   Diluted		      8,035,320      6,934,322   8,832,260     6,974,767

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)

		                                    Nine Months Ended June 30,
		                                 2002                      2001
Cash flows from operating activities:
   Net (loss) income                             $   (561,264)      $    143,682
   Adjustments to reconcile net (loss)
      income to net
      cash (used in) provided by
      operating activities:
      Depreciation 		                      128,093            116,754
      Minority interest	                                    -	            (867)
      Amortization of prepaid rent	               24,633                  -
      Write-off of prepaid rent in
         connection with closing
         of New York branch office	              180,647 	               -
   Changes in assets and liabilities:
      Due from brokers		                       96,654             23,988
      Securities owned		                       14,410            (29,992)
      Prepaid rent                                          -           (141,600)
      Restricted cash and securities	               (3,890)      	       -
      Other assets		                      (26,809)             22,135
      Accounts payable and accrued expenses          (143,860)           (62,043)
      Commissions payable	                        3,853            (18,180)
      Income taxes payable	                       (4,256)            (1,699)
      Securities sold, not yet purchased	        1,001               (302)

   Net cash (used in) provided by operating
      activities		                     (290,788)            51,876

Cash flows from investing activities:
   Purchase of equipment  	                       (2,853)           (47,277)
   Purchase of leasehold improvements		            -            (35,426)
   Cash restricted for purchase of
      restricted marketable securities                      -           (143,880)
   Purchase of minority interest	               (1,000)                 -

   Net cash used in investing activities               (3,853)          (226,583)

Cash flows from financing activities:
   Repayment of obligations under capital
      leases		                              (19,225)           (27,092)
   Repayment of loan subordinated to
      claims of general creditors	              (50,000)	               -
   Proceeds of loan from U.S. Small Business
      Administration                                  150,000                  -
   Net proceeds from sale of Class A Preferred
      Stock                                                 -            424,801
   Net proceeds from sale of 695,410 shares
      of common stock in March 2002 private
      placement		                               64,242         	       -

   Net cash provided by financing activities	      145,017           397,709

Net (decrease) increase  in cash 	             (149,624)           223,002

Cash and cash equivalents, beginning
   of period		                              412,832            488,446

Cash and cash equivalents, end of period         $    263,208       $    711,448

Supplemental disclosures of cash flow information:
   Interest paid	                         $      8,410       $     20,098

   Income taxes paid	                         $      4,256       $      4,854

Schedule of non-cash financing activities:
   Receipt of stock subscriptions
      receivable in connection
      with sale of common stock	                 $    155,300       $	       -

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2002
(Unaudited and Unreviewed)

   1. 	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 	The unaudited and unreviewed consolidated financial statements as of June 30, 2002 and for the nine months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited and unreviewed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the nine month periods ended June 30, 2002 and 2001. The financial data and other information disclosed in these notes to the interim financial statements related to this period are unaudited and unreviewed. The results for the nine month period ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire fiscal year ending September 30, 2002. The Consolidated statement of financial condition at September 30, 2001 has been derived from the audited financial statements at that date.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited and unreviewed financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2001 as included in our report on Form 10-KSB.

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

   3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share - During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic
earnings per share ("EPS") and diluted EPS, respectively.   Unlike the
previously reported primary earnings per share, basic EPS excludes the dilutive effects of stock options. Diluted EPS is similar to the previously reported fully diluted earnings per share. EPS amounts for all periods presented have been calculated

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2002
(Unaudited and Unreviewed)

in accordance with the requirements of SFAS No. 128. The computation of diluted net loss per share was antidilutive for the three months and nine months ended June 30, 2002 and for the three months ended June 30, 2001; therefore the amounts reported for basic and diluted net loss per share for these periods are the same.

4.        LOAN PAYABLE TO U.S. SMALL BUSINESS ADMINISTRATION

On May 29, 2002, CHC received a $150,000 disaster relief economic injury loan from the U.S. Small Business Administration. The loan bears interest at the rate of 4% per annum and is due in monthly installments of $1,592 from March 7, 2004 to February 7, 2013, with all remaining principal and accrued interest due March 7, 2013. The loan is secured by Guarantees of CHC's President and CHC's Secretary-Treasurer and by certain equipment.

In connection with the Guarantees, CHC issued a total of 1,500,000 shares of common stock (750,000 shares to CHC's President, 750,000 shares to CHC's Secreatry-Treasurer) in exchange for a total of $150,000 nonrecourse stock subscriptions receivable ($75,000 from CHC's President and $75,000 from CHC's Secretary-Treasurer).

5.	  EXTRAORDINARY GAIN

In connection with the settlement of a class action claim against certain Nasdaq market makers in December 2000, CSC-1 received $581,674 on January 9, 2001 and $21,712 on July 12, 2002 in settlement of certain of its past principal transactions and $528,132 of fees on January 16, 2001, $9,208 of fees on July 31, 2001, and $20,058 of fees on July 17, 2002 for assisting in the processing of certain customer claims related to the same class action claim.

The extraordinary gain was calculated as follows:

                                 Nine Months                Three Months
                                Ended June 30,             Ended June 30,
                              2002         2001         2002         2001

Revenue from class action
   settlement transactions    $  41,770    $ 1,109,806  $  41,770    $      -
Costs associated with legal
   settlement			      -       (109,806)         -           -

Net revenue from class action
   settlement transactions 	 41,770      1,000,000     41,770           -
Provision for income taxes	      -       (304,899)         -     (13,002)

Extraordinary gain	      $  41,770    $   695,101  $  41,770    $(13,002)

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2002
(Unaudited and Unreviewed)

6.	LITIGATION

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

     On August 31, 2001, the NASD Department of Enforcement commenced a disciplinary proceeding against CSC-1, its president, two registered representatives, and one former registered representative. The Complaint alleges violations of NASD Conduct Rules 2110, 2120, 2510, and 3010 and
Section 10 (b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. The Complaint seeks injunctive relief and disgorgement of any and all ill-gotten gains. CSC-1 answered the Complaint and is vigorously defending itself. A hearing is tentatively scheduled for November 4, 2002.

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

     As of June 30, 2002, the Company has accrued $50,000 in connection
with  the above litigations.   Such amount is included in accounts
payable and accrued expenses.

7.	SEGMENT INFORMATION

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

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2002
(Unaudited and Unreviewed)

business segments are based on business units or entities that offer different products and services. Securities brokerage is operated by CSC-1, securities principal transactions is operated by CSC-2, and internet services is operated by a subsidiary of CHC, Cyber Holdings Corp.com, and its subsidiaries Long Island WebTV.com Corp and Cyberville City Inc.

The Company's revenues, loss before benefit from income taxes, minority interest and extraordinary item, benefit from income taxes, minority interest, extraordinary gain, depreciation and amortization, interest expense, capital expenditures and total assets for each segment for the nine months and three months ended June 30, 2002 and 2001 were as follows:


                                 Nine Months                Three Months
                                Ended June 30,             Ended June 30,
                              2002         2001         2002         2001

Revenues:
   Securities brokerage	      $  682,929   $1,154,632   $  182,883   $  220,881
   Securities principal
      transactions	         245,580       37,195       30,899        5,140
   Internet services	          37,600       30,390       15,527        9,100
   Subtotal                      966,109    1,222,217      229,309      235,121
   Elimination of intersegment
      sale                       (25,450)     (25,950)	    (7,550)      (9,100)

   Total		      $  940,659   $1,196,267   $  221,759   $  226,021

Loss before benefit from
  income taxes, minority
  interest, and extraordinary
          item:
   Securities brokerage	      $ (573,742)  $ (779,605)  $  (61,395)  $ (305,434)
   Securities principal
      transactions                (5,234)     (65,552)      (9,260)     (19,768)
   Internet services             (24,058)     (12,028)     (17,742)      (3,166)

   Total		      $ (603,034)  $ (857,185)  $  (88,397)  $ (328,368)

Benefit from income taxes:
   Securities brokerage       $        -   $  304,899   $        -   $   89,601
   Securities principal
     transactions                      -            -            -            -
   Internet services                   -            -	         -            -

  Total                       $        -   $  304,899   $        -   $   89,601

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Nine Months Ended June 30, 2002
(Unaudited and Unreviewed)
                                 Nine Months                Three Months
                                Ended June 30,             Ended June 30,
                              2002         2001         2002         2001

Minority interest:
    Securities brokerage      $        -   $        -   $        -   $        -
    Securities principal
      transactions                     -            -	         -            -
    Internet services                  -          867 	         -            -

    Total                     $        -   $      867   $        -   $        -

Extraordinary gain, net of
   provision for income
   taxes:
   Securities brokerage       $   41,770   $  695,101   $   41,770   $  (13,002)
   Securities principal
     transactions                      -            -	         -            -
   Internet services                   -            -	         -            -

     Total                    $   41,770   $  695,101   $   41,770   $  (13,002)

Depreciation and amortization:
   Securities brokerage	      $  123,720   $  112,826   $   38,089   $   40,131
   Securities principal
      transactions                   879        1,214          293          326
   Internet services               3,494        2,714        1,166        1,053

   Total                      $  128,093   $  116,754   $   39,548   $   41,510

Interest expense:
   Securities brokerage       $    7,908   $   15,421   $    2,110   $    4,758
   Securities principal
      transactions                   502        4,500            -        1,500
   Internet services                   -          552            -          307

   Total 	              $    8,410   $   20,473   $    2,110   $    6,565


Capital expenditures:
   Securities brokerage	      $    2,853   $   72,834   $        -   $   25,805
   Securities principal
      transactions                     -        5,859            -        1,953
   Internet services                   -        4,010            -            -

  Total	                      $    2,853   $   82,703   $        -   $   27,758

			                  June 30,              September 30,
			                   2002		            2001
Total assets:
   CHC corporate                        $    441,724            $    507,965
   Securities brokerage	                     250,477                 656,131
   Securities principal transactions	     166,546                 247,141
   Internet services		               4,942                  12,961

   Total 	                        $    863,689            $  1,424,198


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND  RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and cash equivalents decreased $149,624 from $412,832 at September 30, 2001 to $263,208 at June 30, 2002. This decrease was due to $290,788 used in operating activities and $3,853 used in investing activities, offset by $145,017 provided by financing activities, $150,000 from proceeds of a loan from U.S. Small Business Administration.

On May 29, 2002, the Registrant received a $150,000 disaster relief economic injury loan from the U.S. Small Business Administration. The loan bears interest at the rate of 4% per annum and is due in monthly installments of $1,592 from March 7, 2004 to February 7, 2013, with all remaining principal and accrued interest due March 7, 2013. The loan is secured by Guarantees of the Registrant's President and the Registrant's Secretary-Treasurer and by certain equipment.

In connection with the Guarantees, the Registrant issued a total of 1,500,000 shares of common stock (750,000 shares to the Registrant's President, 750,000 shares to the Registrant's Secretary-Treasurer) in exchange for a total of $150,000 nonrecourse stock subscriptions receivable ($75,000 from the Registrant's President and $75,000 from the Registrant's Secretary-Treasurer).

CSC-1 and CSC-2, the Registrant's broker-dealer subsidiaries, are subject to "net capital" requirements of the SEC. Among other things, these requirements limit the number of markets, which they may make, and the value of securities inventories which they may carry. Presently, a broker or dealer engaged in activities as a market maker must maintain net capital in an amount not less than $2,500 for each security in which it makes a market (unless a security in which it makes a market has a market price of $5.00 per share or less in which event the amount of net capital shall be not less than $1,000 for each such security).

At June 30, 2002, CSC-1 had net capital of $43,997, which was $ 38,997 in excess of its required net capital of $5,000, and CSC-2 had net capital of $139,658, which was $39,658 in excess of its required net capital of $100,000.


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

Recent developments - In July 2002, the number of customer and principal transactions declined substantially and the Registrant's revenues fell to less than $20,000.

Revenues by source - For the nine months and three months ended June 30, 2002 and 2001, revenues were derived as follows:

<CAPTIONS>
                                 Nine Months                Three Months
                                Ended June 30,             Ended June 30,
                              2002         2001         2002         2001

Commissions:
   Castle Online	      $  436,029   $  854,075   $  125,388   $  154,493
   Other	                 221,839      279,819       38,668       59,535

   Total commissions             657,868    1,133,894      164,056      214,028

Principal transactions:
   Trading accounts              240,562       35,108 	    30,882        5,009
   Investment accounts            26,348          (54)      16,883         (599)

   Total principal transactions  266,910       35,054 	    47,765        4,410

Internet services                 12,150        4,440 	     7,977            -

Interest and dividends             3,731       22,879        1,961        7,583

Total revenues                $  940,659   $1,196,267   $  221,759   $  226,021


Nine months ended June 30, 2002 compared to nine months ended June 30, 2001

For the nine months ended June 30, 2002, net loss was $561,264, or $(.08) per share. For the nine months ended June 30, 2001, net income was $143,682, or $.02 per share; the net income includes an extraordinary gain (net of provision for income taxes) of $695,101, or $.10 per share, offset by the loss before extraordinary item of $551,419, or $(.08) per share. As more fully described in Note 5 to the Consolidated Financial Statements, the extraordinary gains resulted from the settlement of a class action claim against certain Nasdaq market makers in December 2001.

Pretax (loss) before minority interest and extraordinary item was $(603,034) in 2002, compared to $(857,185) in 2001. Total revenues decreased $255,608 (21%) and total expenses decreased $509,759 (25%) in 2002 compared to 2001. Expenses in 2002 include a $180,647 charge for the write-off of prepaid rent in connection with the closing of CSC-1's New York branch office in March 2002. Revenues less commissions and clearing and execution costs were $492,468 in 2002 compared to $814,802 in 2001.

Commissions revenue from the Castle Online division of CSC-1 decreased
$418,046 (49%) from $854,075 in 2001 to $436,029 in 2002.   Castle Online
customer transactions decreased from 55,807 in 2001 to 31,597 in 2002, largely due to a reduction in active customers. Castle Online funded customers decreased from 270 at June 30, 2001 to 232 at June 30, 2002. Castle Online average revenue per transaction was $15.30 and $13.80 in 2001 and 2002, respectively.

Commissions revenue from other sources decreased $57,980 (21%) from $279,819 in 2001 to $221,839 in 2002. Customer transactions totaled 6,953 and 1,653 in 2001 and 2002, respectively. Average revenue per transaction was $40.24 and $134.20 in 2001 and 2002, respectively.

Revenue from principal transactions increased $231,856 (661%) from
$35,054 in 2001 to $266,910 in 2002.  Principal transactions totaled 346
and 1,115 in 2001 and 2002, respectively.   Average revenue per transaction
was $101.31 and $239.38 in 2001 and 2002, respectively. The increases in 2002 were attributable to especially high volume in one stock which CSC-2 made a market.

Commissions expense increased $142,987 (179%) from $79,919 in 2001 to $222,906 in 2002. Commissions expense as a percentage of total revenues was 7% and 24% in 2001 and 2002, respectively. The percentage increase was due to a lower percentage of revenues in 2002 derived from the Castle Online division. Castle Online division pays commissions equal to approximately 5% of revenues. On commissions revenues from other sources and revenues from principal transactions, registered representatives are paid commissions equal to approximately 50% of revenues less clearing and execution costs.

Clearing and execution costs decreased $76,261 (25%) from $301,546 in 2001 to $225,285 in 2002 as a result of the decrease in the number of
transactions.    Clearing and execution costs as a percentage of total
revenues was 25% and 24% in 2001 and 2002, respectively.

Communications expense decreased $109,499 (48%) from $227,021 in 2001 to
$117,522 in 2002.   The decrease was due largely to lower network and
workstation charges from The Nasdaq Stock Market and reduced internet service provider costs.

Administrative compensation and employee benefits decreased $160,391 (31%) from $518,930 in 2001 to $358,539 in 2002. The decrease was due to a reduction in salaried personnel.

Other expenses decreased $368,582 (62%) from $597,195 in 2001 to $228,613 in 2002. In 2002, other expenses were reduced by $35,000 as a result of the Company's reduction of its allowance for legal proceedings from $85,000 to $50,000. In 2001, the Company expensed approximately $75,000 for electrical repairs.

Three months ended June 30, 2002 compared to three months ended
June 30, 2001

For the three months ended June 30, 2002, net loss was $46,627, or $(.01) per share. For the three months ended June 30, 2001, net loss was $251,769, or $(.04) per share.
Pretax (loss) before minority interest and extraordinary item was $(88,397) in 2002, compared to $(328,368) in 2001. Total revenues decreased $4,262 (2%) and total expenses decreased $244,233 (44%) in 2002 compared to 2001. Revenues less commissions and clearing and execution costs were $136,037 in 2002 compared to $151,227 in 2001.

Commissions revenue from the Castle Online division of CSC-1 decreased
$29,105 (19%) from $154,493 in 2001 to $125,388 in 2002.   Castle Online
customer transactions decreased from 10,798 in 2001 to 8,951 in 2002, largely due to a reduction in active customers. Castle Online average revenue per transaction was $14.31 and $14.01 in 2001 and 2002, respectively.

Commissions revenue from other sources decreased $20,867 (35%) from $59,535 in 2001 to $38,668 in 2002. Customer transactions totaled 916 and 271 in 2001 and 2002, respectively. Average revenue per transaction was $64.99 and $142.69 in 2001 and 2002, respectively.

Revenue from principal transactions increased $43,355 (983%) from $4,410 in
2001 to $47,765 in 2002.   Principal transactions totaled 64 and 125 in 2001
and 2002, respectively.   Average revenue per transaction was $68.91 and
$382.12 in 2001 and 2002, respectively. In 2002, revenues from principal transactions included $18,407 from unrealized appreciation in the market value of $380,000 face amount U.S Treasury Strips included in restricted cash and securities.

Commissions expense increased $25,635 (301%) from $8,530 in 2001 to $34,165 in 2002. Commissions expense as a percentage of total revenues was 4% and 15% in 2001 and 2002, respectively.

Clearing and execution costs decreased $14,707 (22%) from $66,264 in 2001 to $51,557 in 2002 as a result of the decrease in the number of
transactions.    Clearing and execution costs as a percentage of total
revenues was 29% and 23% in 2001 and 2002, respectively.

Communications expense decreased $42,007 (67%) from $62,468 in 2001 to
$20,461 in 2002.   The decrease was due largely to lower network and
workstation charges from The Nasdaq Stock Market and reduced internet service provider costs.

Administrative compensation and employees benefits decreased $35,454 (24%) from $148,059 in 2001 to $112,605 in 2002. The decrease was due to a reduction in salaried personnel .

Other expenses decreased $146,093 (287%) from $197,039 in 2001 to $50,946 in 2002.  The decrease was due largely to reduced repairs, automobile,
office, and marketing expenses in 2002 compared to 2001.   In 2002, other
expenses were reduced by $10,000 as a result of the Company's reduction of its allowance for legal proceedings from $60,000 to $50,000.


PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

No additional reportable legal proceedings were initiated since January 14, 2002, the filing date of Form 10-KSB for the fiscal year ended September 30,
2001.   Reference should be made to Note 6 of the Consolidated Financial
Statements included in this report and the Registrant's Form 10-KSB for the fiscal year ended September 30, 2001 for the status of legal proceedings previously initiated.

Item 2.  CHANGES IN SECURITIES

(c) Equity securities of the Registrant issued by the Registrant during the quarterly period ended June 30, 2002 that were not registered under the Securities Act were:

               Title of
Date of Sale   Security   Shares   Purchaser(s)	           Consideration

May 29, 2002   Common     750,000  George R. Hebert (1)    $75,000 non-recourse
               Stock                                       stock subscription
                                                           promissory note and
                                                           Guarantee of
                                                           $150,000 loan from
                                                           U.S. Small Business
                                                           Administration

May 29, 2002   Common     750,000  Michael T. Studer (2)   $75,000 non-recourse
               Stock                                       stock subscription
                                                           promissory note and
                                                           Guarantee of
                                                           $150,000 loan from
                                                           U.S. Small Business
                                                           Administration



Legend:

(1)    George R. Hebert is president and director of the Registrant.
(2) Michael T. Studer is secretary-treasurer and director of the Registrant.

Item 5.  OTHER INFORMATION

On August 12, 2002, the Registrant's Chairman of the Board of Directors Daniel J. Priscu (age 79) resigned from the board of directors for health reasons. The Registrant expects to find a new director in the near future.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits - None.
(b) The only report on Form 8-K filed by the Registrant during the quarter ended June 30, 2002 was filed May 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report (unaudited and unreviewed by independent certified public accountants) to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CASTLE HOLDING CORP.


August 20, 2002	                            /s/ George R. Hebert
                                                George R. Hebert
                                                President


August 20, 2002	                            /s/ Michael T. Studer
                                                Michael T. Studer
                                                Secretary - Treasurer,
                                                Principal Financial and
                                                Accounting Officer