Form 10-K
period 2013-09-30
CASTLE HOLDING CORP
filed 2014-01-02
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

Commission file number 33-37809-NY

CASTLE HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	77-0121957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18 East Sunrise Highway, Suite 311
Freeport, NY 11520
(516)-378-1000
(Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 15(d) of the Act:
Common Stock, $0.0025 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 6,257,401 shares of common stock held by non-affiliates of the Registrant (based on the $0.21 last reported price on the OTC Markets) on December 20, 2013 was $1,314,054.

As of December 20, 2013, the registrant had 37,629,510 shares of common stock issued and 37,073,010 shares of common stock outstanding, as well as 699,250 Class A Convertible preferred shares issued and outstanding.

EXPLANATORY NOTE

Castle Holding Corp. ("CHOD") previously voluntarily filed quarterly and annual reports up to and including the quarterly period ended June 30, 2002.

Commencing with the accompanying Form 10-K for the annual period ended September 30, 2013, CHOD intends to resume voluntary filings of quarterly and annual reports.

Castle Holding Corp.

TABLE OF CONTENTS
Fiscal Year Ended September 30, 2013

PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

Castle Holding Corp. (“CHOD”) is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. Since January 2005, CHOD and its subsidiaries have had no business operations or operating revenues. Our current plan is to acquire an operating company in a reverse acquisition transaction involving the exchange of capital stock.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. PROPERTIES

We do not currently own any property. The Company’s executive offices are located at 18 East Sunrise Highway, Suite 311, Freeport, NY 11520. The office space is provided by Michael T. Studer CPA P.C., a public accounting firm owned by Michael T. Studer, our Treasurer and a director, at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

•	Market Information.

The Company's Common Stock, $.0025 par value, is traded in the over-the-counter market under the symbol "CHOD". Our common stock is quoted on the OTC Pink marketplace operated by OTC Markets Group. The following table sets forth the range of high and low trading prices for Common Stock as reported on the OTC Pink marketplace for each quarter during the last two fiscal years.

Fiscal Year ended September 30, 2012	High	Low
Quarter ended December 31, 2011	$0.07	$0.02
Quarter ended March 31, 2012	$0.07	$0.015
Quarter ended June 30, 2012	$0.15	$0.0125
Quarter ended September 30, 2012	$0.053	$0.041

Fiscal Year ended September 30, 2013	High	Low
Quarter ended December 31, 2012	$0.14	$0.04
Quarter ended March 31, 2013	$0.14	$0.04
Quarter ended June 30, 2013	$0.20	$0.053
Quarter ended September 30, 2013	$0.50	$0.1195

The Company’s Class A Convertible Preferred Stock is not publicly traded or quoted.

•	Holders of Common Stock and Preferred Stock.

As of December 20, 2013, the number of holders of record of the Company's common stock was 241.The number of holders of record of the Company’s Class A Convertible Preferred Stock was 111.

•	Dividends.

Registrant has paid no cash dividends and has no present plan to pay cash dividends, intending instead to reinvest its earnings, if any. However, payment of future cash dividends will be determined from time to time by its Board of Directors, based upon its future earnings, financial condition, capital requirements and other factors.

•	Securities Authorized for Issuance under Equity Compensation Plans

None.

•	Recent Sales of Unregistered Securities

None.

•	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

For the three months ended September 30, 2013, we purchased our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (purchased as part of publicly announced plans or programs)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2013 to July 31, 2013	42,000	$0.17	0	0
August 1, 2013 to August 31, 2013	1,000	$0.31	0	0
September 1, 2013 to September 30, 2013	380,000	$0.01	0	0
Total	423,000	$0.03	0	0

For the three months ended September 30, 2013, we did not purchase any of our Class A Convertible Preferred Stock.

We presently have no publicly announced repurchase plan or program to purchase our Common Stock or Series A Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Castle Holding Corp. (“CHOD”) is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. Since January 2005, CHOD and its subsidiaries have had no business operations or operating revenues,. Our current plan is to acquire an operating company in a reverse acquisition transaction involving the exchange of capital stock.

Results of Operations – Year ended September 30, 2013 compared to Year ended September 30, 2012.

For the year ended September 30, 2013, we incurred a net loss from investment of marketable securities of $79,473 compared to a net gain of $60,845 for the year ended September 30, 2012. Substantially all of the marketable securities are held in an account with TD Ameritrade Inc. (the “FBO Account”) which was established in 2001 to secure payment of the Class A Convertible Preferred Shares in the event of liquidation of CHOD.

Interest and dividends revenues decreased 1,018 from $20,543 in 2012 to $19,525 in 2013.

Expenses increased $1,165 from $935 in 2012 to $2,100 in 2013.

Net income (loss) decreased $142,501 from net income of $80,453 in 2012 to a net loss of $62,048 in 2013. The $142,501 decrease was due to (1) the $140,318 negative change in net gain (loss) on marketable securities, (2) the $1,018 decrease in interest and dividends revenues, and (3) the $1,165 increase in expenses.

Liquidity and Capital Resources

At September 30, 2013, the Company had cash and cash equivalents of $993, total assets of $382,159, total liabilities of $616, and total stockholders’ equity of $381,543. Of the $382,159 total assets at September 30, 2013, $380,938 represents cash and marketable securities held in the FBO Account to secure payment of the Class A Convertible Preferred Shares in the event of liquidation of CHOD.

Cash and cash equivalents decreased $100 from $1,093 at September 30, 2012 to $993 at September 30, 2013. The $100 decrease was due to the $22,300 used to acquire treasury stock, offset by the $22,200 provided by operating activities.

The Company currently has no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES (A Development Stage Entity)
Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	September 30,
	2013	2012

Assets
Cash and cash equivalents	$993	$1,093
Marketable securities, at market value	226	128
Restricted cash and securities, at market value (note 3)	380,938	465,284
Other assets	2	2

Total assets	$382,159	$466,507

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$116	$116
Loan payable to affiliate	500	500

Total liabilities	616	616

Stockholders' equity (note 5):
Preferred stock, $.01 par value; authorized
9,000,000 shares, none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value;
authorized 1,000,000 shares, issued and outstanding
699,250 and 699,250 shares, respectively; liquidation
preference of $699,250 and $699,250, respectively (note 5)	6,993	6,993
Common stock, $.0025 par value; authorized
100,000,000 shares, issued 37,629,510 and
37,629,510 shares, respectively (net of 261,000 shares
"stopped" and requested to be cancelled)	94,074	94,074
Common stock held in the FBO Account as treasury
stock - 551,000 and 49,400 shares, respectively - at cost
(note 3)	(24,809)	(2,509)
Additional paid-in capital	1,516,142	1,516,142
Accumulated deficit	(1,210,857)	(1,148,809)

Total stockholders' equity	381,543	465,891

Total liabilities and stockholders' equity	$382,159	$466,507

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Operations
(Unaudited)

			Period October 1, 2005 (Inception of Development Stage) to
	Year Ended September 30,		September 30,
	2013	2012	2013
Revenues:
Net gain (loss) on marketable securities	$(79,473)	$60,845	$(12,638)
Interest and dividends	19,525	20,543	125,918

Total revenues	(59,948)	81,388	113,280

Expenses:
General and administrative	2,100	935	11,498

Total expenses	2,100	935	11,498

Income (loss) from continuing operations	(62,048)	80,453	101,782
Discontinued operations	-	-	103,789

Net income (loss)	$(62,048)	$80,453	$205,571

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding:
Basic	37,517,869	37,629,510
Diluted	38,217,119	38,328,760

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2005 (Inception of Development Stage) to September 30, 2013
(Unaudited)

	Class A Convertible				Treasury				Total
	Preferred Stock,		Common Stock,		Common Stock,		Additional		Stock-
	$.01 Par Value		$.0025 Par Value		$.0025 Par Value		Paid-in	Accumulated	holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2005	706,750	$7,068	37,379,510	$93,449	-	$-	$1,515,192	$(1,416,428)	$199,281

Sale of common shares in
October 2005	-	-	200,000	500	-	-	1,500	-	2,000

Purchase of preferred shares in
June 2006	(2,500)	(25)	-	-	-	-	(375)	-	(400)

Net income	-	-	-	-	-	-	-	107,392	107,392

Balances, September 30, 2006	704,250	7,043	37,579,510	93,949	-	-	1,516,317	(1,309,036)	308,273

Sale of common shares in
January 2007	-	-	50,000	125	-	-	425	-	550

Purchase of preferred shares in
October 2006	(2,500)	(25)	-	-	-	-	(375)	-	(400)

Net income	-	-	-	-	-	-	-	21,735	21,735

Balances, September 30, 2007	701,750	7,018	37,629,510	94,074	-	-	1,516,367	(1,287,301)	330,158

Net income	-	-	-	-	-	-	-	30,275	30,275

Balances, September 30, 2008	701,750	7,018	37,629,510	94,074	-	-	1,516,367	(1,257,026)	360,433

Purchase of preferred shares in
September 2009	(2,500)	(25)	-	-	-	-	(225)	-	(250)

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2005 (Inception of Development Stage) to September 30, 2013
(Unaudited)

	Class A Convertible				Treasury				Total
	Preferred Stock,		Common Stock,		Common Stock,		Additional		Stock-
	$.01 Par Value		$.0025 Par Value		$.0025 Par Value		Paid-in	Accumulated	holders'
	Shares	Amount	Shares	Amount	Shares	Equity	Capital	Deficit	Equity

Net income	-	-	-	-	-	-	-	17,579	17,579

Balances, September 30, 2009	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,239,447)	377,762

Net income	-	-	-	-	-	-	-	3,630	3,630

Balances, September 30, 2010	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,235,817)	381,392

Net income	-	-	-	-	-	-	-	6,555	6,555

Balances, September 30, 2011	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,229,262)	387,947

Purchase of treasury stock	-	-	-	-	49,400	(2,509)	-	-	(2,509)

Net income	-	-	-	-	-	-	-	80,453	80,453

Balances, September 30, 2012	699,250	6,993	37,629,510	94,074	49,400	(2,509)	1,516,142	(1,148,809)	465,891

Purchase of treasury stock	-	-	-	-	501,600	(22,300)	-	-	(22,300)

Net loss	-	-	-	-	-	-	-	(62,048)	(62,048)

Balances, September 30, 2013	699,250	$6,993	37,629,510	$94,074	551,000	$(24,809)	$1,516,142	$(1,210,857)	$381,543

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Cash Flows
(Unaudited)

			Period October 1, 2005 (Inception of Development Stage) to
	Year Ended September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$(62,048)	$80,453	$205,571
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	-	-	263
Changes in operating assets and liabilities:
Marketable securities	(98)	78	(26)
Restricted cash and securities	84,346	(78,951)	(82,993)
Other assets	-	-	693
Accounts payable and accrued expenses	-	-	(74,558)

Net cash provided by (used in) operating activities	22,200	1,580	48,950

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Acquisition of treasury stock	(22,300)	(2,509)	(24,809)
Proceeds from sale of common shares	-	-	2,550
Proceeds of loan from affiliate	-	-	500
Repayment of loans payable to related parties	-	-	(26,015)
Repurchase of preferred shares	-	-	(1,050)

Net cash used in financing activities	(22,300)	(2,509)	(48,824)

Net decrease in cash and cash equivalents	(100)	(929)	126
Cash and cash equivalents, beginning of year	1,093	2,022	867

Cash and cash equivalents, end of year	$993	$1,093	$993

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Years Ended September 30, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2013
(Unaudited)

1. ORGANIZATION

Castle Holding Corp. (“CHC”) is a holding company which was incorporated in Nevada on June 13, 1986. The subsidiaries of CHC are as follows:

1.	Beverage King, Ltd. (incorporated in Delaware January 2, 1990) - leased automobiles for Company employees; no operations since October 31, 2005.
2.	Church Street Securities Corp. (incorporated in New York April 11, 1991) – operated a securities broker-dealer from October 26, 1995 to January 6, 2005; decided to cease operations on January 6, 2005.
3.	Castle Advisors, Inc. (incorporated in New York December 23, 1993) - acts as a financial consultant; no revenues in years ended September 30, 2013 and 2012.
4.	Wall Street Indians, Ltd. (incorporated in New York May 27, 1994) - provided office services and supplies to the Company to October 31, 2005; no operations since.
5.	The Unlisted Stock Market Corporation (incorporated in New York December 9, 1999) – no operations from inception.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation – The consolidated financial statements include the accounts of CHC and its subsidiaries (collectively, the “Company”). Castle Securities Corp., a former subsidiary that operated a securities broker-dealer from November 1, 1985 to October 31, 2003, dissolved in September 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation – The accompanying consolidated financial statements are presented in accordance with the guidance provided by Accounting Standards Codification ("ASC") topic no. 915, "Development Stage Entities". We have used fiscal year ended September 30, 2006 as the inception of our development stage. Since cessation of the operations of Church Street Securities Corp. in January 2005, the Company has had no business operations or operating revenues.

Use of estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Marketable securities and restricted cash and securities - Marketable securities and restricted cash and securities consist primarily of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($(26,301) and $20,880 for the years ended September 30, 2013 and 2012, respectively).

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Years Ended September 30, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2013
(Unaudited)

Income taxes – Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net income (loss) per common share – Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding and dilutive convertible preferred shares outstanding.

Reclassifications – Certain prior year balances have been reclassified to conform to current year presentation.

3. RESTRICTED CASH AND SECURITIES, AT MARKET VALUE

At September 30, 2013 and 2012, restricted cash and securities consist of:

	September 30,
	2013	2012

Uninvested cash	$23,398	$5,984
Marketable securities:
0 and 9,000 shares, respectively, Adams Express Co. (ADX)	-	102,060
551,000 and 49,400 shares, respectively, Castle Holding Corp. (CHOD) (reflected as treasury stock in the consolidated balance sheet)	275,500	2,025
0 and 2,600 shares, respectively, Golden Enterprises (GLDC)	-	8,840
60,000 and 0 shares, respectively, Liberty Pete Corp. (LBPE)	420	-
24,000 and 10,000 shares, respectively, Medallion Financial Group (TAXI)	357,120	118,100
0 and 10,000 shares, respectively, Newcastle Investment Corp. (NCT)	-	75,300
0 and 200,000 shares, respectively, USEC Inc. (USU)	-	155,000

Subtotal	656,438	467,309

Less Castle Holding Corp. (CHOD) shares treated as treasury stock	(275,500)	(2,025)

Net	$380,938	$465,284

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Years Ended September 30, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2013
(Unaudited)

Except for 375,000 shares Castle Holding Corp. held in safekeeping at September 30, 2013, the restricted cash and securities are held at an account with TD Ameritrade Inc. (the “FBO Account”) which was established in 2001 to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of CHC (see Note 5).

In 2001, as a provision of the private offering (see Note 5), CHOD purchased a total of $380,000 face value of United States Treasury Strips (the “Strips”) maturing August 15, 2011 for a total of approximately $233,000. On August 15, 2011, the Strips matured and the FBO Account was credited $380,000. Since August 15, 2011, the FBO Account has acquired and sold a variety of marketable equity securities.

Had CHC required conversion of the 699,250 shares of the Class A Convertible Preferred Shares into 699,250 shares of CHOD Common Stock and paid the Class A Convertible Preferred Stockholders $0.50 per Preferred Share (or $349,625 total) at September 30, 2013 (see Note 5), the remaining restricted cash and securities available to CHC at September 30, 2013 would have been $31,313.

4. OTHER ASSETS

Other assets consist of:

	September 30,
	2013	2012

9% equity ownership of Castle Trucking Corp.	$1	$1
9% equity ownership of U Trade Inc.	1	1

Total	$2	$2

5. STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Stock

From March 2001 to September 2001, CHC sold 706,750 shares of Class A Convertible Preferred Stock for gross proceeds of $706,750.

Each share of Class A Convertible Preferred Stock is convertible at any time into one share of the Company’s Common Stock at the election of the Class A Convertible Preferred Stockholder. At any time, CHC may require conversion of the Class A Convertible Preferred Shares provided that CHC Common Stock closes at a price of $1.50 per share or higher for more than 20 consecutive business days. At any time after one year from the issue date of the Class A Convertible Preferred Shares, CHC may require conversion of the Class A Convertible Preferred Shares provided that CHC pay the Class A Convertible Preferred Stockholder $0.50 per Class A Convertible Preferred Share.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Years Ended September 30, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2013
(Unaudited)

The Class A Convertible Preferred Shares are non-voting and will have a first priority, up to $1.00 per Class A Convertible Preferred Share, in the event of liquidation of CHC.

As a provision of the private offering, CHC used 33% of the gross proceeds of the offering to purchase $380,000 face value of U.S. Treasury Strips (the “Strips”) maturing August 15, 2011 (see Note 3).

The proceeds from the Strips are available to holders of the Class A Convertible Preferred Shares and are in addition to the other assets of CHC. The Strips, and upon maturity, subsequent investments purchased from such proceeds, are to be held by CHC to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of CHC. The protection afforded by the Strips are to terminate upon the conversion of the Class A Convertible Preferred Shares and the Strips, or their proceeds, are to thereafter be available to CHC.

In the years ended September 30, 2006 and 2007, CHC repurchased a total of 5,000 shares of Class A Convertible Preferred Stock. In the year ended September 30, 2009, CHC repurchased 2,500 shares of Class A Convertible Preferred Stock. Accordingly, the proportionate share (approximately 1.06%) of the FBO Account (or approximately $4,038 market value at September 30, 2013) may be available to CHC.

Common Stock

In October 2005, CHC sold 200,000 shares of common stock to a CHC affiliate for $2,000 ($0.01 per share).

In January 2007, CHC sold 50,000 shares of common stock to a former employee for $550 ($0.011 per share).

6. INCOME TAXES

CHC files a consolidated income tax return with its subsidiaries for federal reporting purposes. CHC and its subsidiaries file separate income tax returns for state reporting purposes.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Years Ended September 30, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2013
(Unaudited)

The provisions for (benefit from) income taxes consisted of:

	Year Ended September 30,
	2013	2012

Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(19,725)	25,576
State	(4,033)	5,229
Change in valuation allowance	23,758	(30,805)

Total	-	-

Provision for income taxes	$-	$-

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Year Ended September 30,
	2013	2012

Computed Federal income tax at 34%	$(21,096)	$27,354
Computed state income tax, net of Federal tax effect	(2,662)	3,451
Change in valuation allowance	23,758	(30,805)

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $406,812 attributable to the future utilization of $1,143,334 of prior year net operating loss carryforwards and $53,172 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $22,164 in year 2019, $185,653 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, and $39,208 in year 2025. The capital loss carryforward of $53,172 expires in year 2018.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Years Ended September 30, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2013
(Unaudited)

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7. COMMITMENTS AND CONTINGENCIES

Since December 2005, the Company has been using space provided by a public accounting firm owned by the Company’s treasurer at no cost to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended September 30, 2013 and 2012, Castle Holding Corp. has had no principal accountant. Accordingly, there has been no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	The directors of Castle Holding Corp. are:

Director Name:	Age	Other offices held	Since
George R. Hebert	69	President	1987
Michael T. Studer	63	Secretary, Treasurer	1987
Teresa M. Hebert	56	None	2003

Each director will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

(b)	The executive officers of Castle Holding Corp. are:

Officer Name:	Age	Offices held	Since
George R. Hebert	69	President	1987
Michael T. Studer	63	Secretary, Treasurer	1987

Officers are elected by the Board of Directors at the annual meetings of the Registrant’s shareholders, and hold office until their death, or until they shall resign or have been removed from office.

(e) The business experience during the last five years for each director and executive officer of Castle Holding Corp. follows:

George R. Hebert has been President and a director of Castle Holding Corp. since September 1987. Mr. Hebert received a B.S. degree from Stevens Academy, Pennsylvania Military College (now Widener University) in 1967.

Michael T. Studer has been Secretary, Treasurer, and a director of Castle Holding Corp. since September 1987. He also has been President of Michael T. Studer CPA P.C., a public accounting firm, since September 1987. Mr. Studer received a B.S.B.A. degree from Babson College in 1971.

Teresa M. Hebert, wife of George R. Hebert, has been a director of Castle Holding Corp. Since November 2003.

(f) On January 23, 2004, the United States Securities and Exchange Commission barred Michael T. Studer from association with any securities broker or dealer. See SEC Initial Decision Release No. 244, Administrative Proceeding File No. 3-11229. .

Castle Holding Corp. has not adopted a Code of Ethics.

Castle Holding Corp. has no audit committee or any other committee of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

For the years ended September 30, 2013 and 2012, no cash or stock-based compensation has been paid to or accrued for any director or executive officer.

At September 30, 2013, there are no outstanding equity awards for any director or executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have 100,000,000 shares of authorized Common Stock, of which 37,629,510 shares are currently issued and 37,073,010 shares are currently outstanding. We also have 10,000,000 authorized shares of Preferred Stock, of which 699,250 shares are currently issued and outstanding.

The following table sets forth certain information as of December 20, 2013 with respect to the beneficial ownership of our outstanding Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Approximate Percent of Class
George R. Hebert	1,093,670	3.0%
183 Gordon Place
Freeport, NY 11520

Michael T. Studer	705,600	1.9%
3 Carolyn Court
Amityville, NY 11701

Teresa M. Hebert	169,239	0.5%
183 Gordon Place
Freeport, NY 11520

Castle Holding Corp. Deferred Compensation Plan FBO George R. Hebert (2)	14,867,100	40.1%
18 East Sunrise Highway, Suite 311
Freeport, NY 11520

Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer (2)	1,080,000	2.9%
18 East Sunrise Highway, Suite 311
Freeport, NY 11520

Michael J. Studer	4,300,000	11.6%
35 Ireland Place
Amityville, NY 11701

Kathleen E. Pastore	4,300,000	11.6%
679 Western Highway
Blauvelt, NY 10913

Kristin A. Godsey	4,300,000	11.6%
737 Arbutus Avenue SE
Roanoke, VA 24014

All Executive Officers and Directors as a Group (3 persons) (3)	17,915,609	48.3%

(1)
Unless otherwise indicated below, the Company has been advised that each person named above is the record owner of and exercises the sole voting and investment power over the shares shown opposite his name.

(2)
Includes 50% of 1,640,000 shares owned by Castle Advisors Limited Partnership 94-1 (“CALP”). Castle Holding Corp. Deferred Compensation Plan FBO George R. Hebert and Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer each own a 50% limited partnership interest in CALP. Neither Mr. Hebert nor Mr. Studer exercises sole voting and investment power over the 1,640,000 shares owned by CALP.

(3)
Includes 14,867,100 shares relating to Castle Holding Corp. Deferred Compensation Plan FBO George R. Hebert and includes 1,080,000 shares relating to Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the year ended September 30, 2013, there were no transactions with related persons requiring disclosure.

We do not consider any of our directors as being independent under Item 407(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended September 30, 2013 and 2012, Castle Holding Corp. has had no principal accountant.

PART IV

ITEM 15. EXHIBITS

The following exhibits are including with this filing:

3.1*	Articles of Incorporation (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

3.2*	Amendment to Articles of Incorporation (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

3.2*	Amendment to Articles of Incorporation filed August 15, 2001 (September 30, 2001 Form 10-K filed January 15, 2002)

3.3*	By-laws (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

4.4*	Specimen Stock Certificate (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

31.1	Sarbanes-Oxley Section 302 certification by George R. Hebert

31.2	Sarbanes-Oxley Section 302 certification by Michael T. Studer

32.1	Sarbanes-Oxley Section 906 certification by George R. Hebert

32.2	Sarbanes-Oxley Section 906 certification by Michael T. Studer

99.1*	Complaint for Injunctive and Other Relief (dated September 14, 1994) – Securities and Exchange Commission, Plaintiff (Form 8-K dated September 13, 1994)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________
* Previously filed and incorporated by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Holding Corp.

Date: December 27, 2013	By:	/s/ George R. Hebert
George R. Hebert
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Castle Holding Corp.

Date: December 27, 2013	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer