Form 10-Q
period 2013-12-31
CASTLE HOLDING CORP
filed 2014-01-24
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 22, 2014, the registrant had 37,629,510 shares of common stock issued and 37,073,010 shares of common stock outstanding, as well as 699,250 Class A Convertible preferred shares issued and outstanding.

Castle Holding Corp.

TABLE OF CONTENTS
Quarterly Period Ended December 31, 2013

PART I

ITEM 1. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Financial Condition
(Unaudited and Unreviewed)

	December 31, 2013	September 30, 2013
Assets
Cash and cash equivalents	$3,423	$993
Marketable securities, at market value	83	226
Restricted cash and securities, at market value (note 3)	388,937	380,938
Other assets	2	2

Total assets	$392,445	$382,159

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$-	$116
Loans payable to affiliates	3,081	500

Total liabilities	3,081	616

Stockholders' equity (note 5):
Preferred stock, $.01 par value; authorized
9,000,000 shares, none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value;
authorized 1,000,000 shares, issued and outstanding
699,250 and 699,250 shares, respectively; liquidation
preference of $699,250 and $699,250, respectively (note 5)	6,993	6,993
Common stock, $.0025 par value; authorized
100,000,000 shares, issued 37,629,510 and
37,629,510 shares, respectively (net of 261,000 shares
"stopped" and requested to be cancelled)	94,074	94,074
Common stock held in the FBO Account as treasury
stock - 556,500 and 551,000 shares, respectively - at cost (note 3)	(26,452)	(24,809)
Additional paid-in capital	1,516,142	1,516,142
Accumulated deficit	(1,201,393)	(1,210,857)

Total stockholders' equity	389,364	381,543

Total liabilities and stockholders' equity	$392,445	$382,159

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	Three Months Ended December 31,		Period October 1, 2005 (Inception of Development Stage) to December 31,
	2013	2012	2013
Revenues:
Net gain (loss) on marketable securities	$6,959	$(60,653)	$(5,679)
Interest and dividends	2,539	8,377	128,457

Total revenues	9,498	(52,276)	122,778

Expenses:
General and administrative	34	1,441	11,532

Total expenses	34	1,441	11,532

Income (loss) from continuing operations	9,464	(53,717)	111,246
Discontinued operations	-	-	103,789

Net income (loss)	$9,464	$(53,717)	$215,035

Net income (loss) per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average number of
common shares outstanding:
Basic	37,517,869	37,580,110
Diluted	38,217,119	38,279,360

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2005 (Inception of Development Stage) to December 31, 2013
(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2005	706,750	$7,068	37,379,510	$93,449	-	$-	$1,515,192	$(1,416,428)	$199,281

Sale of common shares in
October 2005	-	-	200,000	500	-	-	1,500	-	2,000

Purchase of preferred shares in
June 2006	(2,500)	(25)	-	-	-	-	(375)	-	(400)

Net income	-	-	-	-	-	-	-	107,392	107,392

Balances, September 30, 2006	704,250	7,043	37,579,510	93,949	-	-	1,516,317	(1,309,036)	308,273

Sale of common shares in
January 2007	-	-	50,000	125	-	-	425	-	550

Purchase of preferred shares in
October 2006	(2,500)	(25)	-	-	-	-	(375)	-	(400)

Net income	-	-	-	-	-	-	-	21,735	21,735

Balances, September 30, 2007	701,750	7,018	37,629,510	94,074	-	-	1,516,367	(1,287,301)	330,158

Net income	-	-	-	-	-	-	-	30,275	30,275

Balances, September 30, 2008	701,750	7,018	37,629,510	94,074	-	-	1,516,367	(1,257,026)	360,433

Purchase of preferred shares in
September 2009	(2,500)	(25)	-	-	-	-	(225)	-	(250)

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2005 (Inception of Development Stage) to December 31, 2013
(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Equity	Capital	Deficit	Equity

Net income	-	-	-	-	-	-	-	17,579	17,579

Balances, September 30, 2009	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,239,447)	377,762

Net income	-	-	-	-	-	-	-	3,630	3,630

Balances, September 30, 2010	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,235,817)	381,392

Net income	-	-	-	-	-	-	-	6,555	6,555

Balances, September 30, 2011	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,229,262)	387,947

Purchase of treasury stock	-	-	-	-	49,400	(2,509)	-	-	(2,509)

Net income	-	-	-	-	-	-	-	80,453	80,453

Balances, September 30, 2012	699,250	6,993	37,629,510	94,074	49,400	(2,509)	1,516,142	(1,148,809)	465,891

Purchase of treasury stock	-	-	-	-	501,600	(22,300)	-	-	(22,300)

Net loss	-	-	-	-	-	-	-	(62,048)	(62,048)

Balances, September 30, 2013	699,250	6,993	37,629,510	94,074	551,000	(24,809)	1,516,142	(1,210,857)	381,543

Purchase of treasury stock	-	-	-	-	5,500	(1,643)	-	-	(1,643)

Net Income	-	-	-	-	-	-	-	9,464	9,464

Balances, December 31, 2013	699,250	$6,993	37,629,510	$94,074	556,500	$(26,452)	$1,516,142	$(1,201,393)	$389,364

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)

	Three Months Ended December 31,		Period October 1, 2005 (Inception of Development Stage) to December 31,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$9,464	$(53,717)	$215,035
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	-	-	263
Changes in operating assets and liabilities:
Marketable securities	143	83	117
Restricted cash and securities	(7,999)	54,341	(90,992)
Other assets	-	(116)	693
Accounts payable and accrued expenses	(116)	-	(74,674)

Net cash provided by (used in) operating activities	1,492	591	50,442

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Acquisition of treasury stock	(1,643)	(448)	(26,452)
Proceeds from sale of common shares	-	-	2,550
Proceeds of loans from affiliates	2,581	-	3,081
Repayment of loans payable to related parties	-	-	(26,015)
Repurchase of preferred shares	-	-	(1,050)

Net cash used in financing activities	938	(448)	(47,886)

Net increase (decrease) in cash and cash equivalents	2,430	143	2,556
Cash and cash equivalents, beginning of year	993	1,093	867

Cash and cash equivalents, end of period	$3,423	$1,236	$3,423

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to December 31, 2013
(Unaudited and Unreviewed)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements – The accompanying unaudited interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments considered necessary for a fair presentation.

The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the year ending September 30, 2014. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes related thereto for the years ended September 30, 2013 and 2012 included in our Form 10-K filed with the SEC.

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

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to December 31, 2013
(Unaudited and Unreviewed)

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

Marketable securities and restricted cash and securities - Marketable securities and restricted cash and securities consist primarily of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($5,177 and $(72,300) for the three months ended December 31, 2013 and 2012, respectively).

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

3. RESTRICTED CASH AND SECURITIES, AT MARKET VALUE

At December 31, 2013 and September 30, 2013, restricted cash and securities consist of:

	December 31, 2013	September 30, 2013

Uninvested cash	$388,307	$23,398
Marketable securities:
556,500 and 551,000 shares, respectively, Castle Holding Corp. (CHOD)
(reflected as treasury stock in the consolidated balance sheet)	119,369	275,500
90,000 and 60,000 shares, respectively, Liberty Pete Corp. (LBPE)	630	420
0 and 24,000 shares, respectively, Medallion Financial Group (TAXI)	-	357,120

Subtotal	508,306	656,438

Less Castle Holding Corp. (CHOD) shares treated as treasury stock	(119,369)	(275,500)

Net	$388,937	$380,938

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to December 31, 2013
(Unaudited and Unreviewed)

Except for 375,000 shares Castle Holding Corp. held in safekeeping at December 31, 2013, the restricted cash and securities are held at an account with TD Ameritrade Inc. (the “FBO Account”) which was established in 2001 to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of CHC (see Note 5).

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

On November 14, 2013, TD Ameritrade notified us to transfer the FBO Account to another brokerage firm and restricted us to liquidating transactions only. On November 20, 2013, we opened an account at Scottrade and requested delivery of the FBO Account there. Scottrade then informed us that they will not accept delivery of the FBO Account (including 181,500 shares of Castle Holding Corp. common stock) until such time as more public information regarding Castle Holding Corp. is available. We are currently working on satisfying Scottrade’s conditions.

Had CHC required conversion of the 699,250 shares of the Class A Convertible Preferred Shares into 699,250 shares of CHOD Common Stock and paid the Class A Convertible Preferred stockholders $0.50 per Preferred Share (or $349,625 total) at December 31, 2013 (see Note 5), the remaining restricted cash and securities available to CHC at December 31, 2013 would have been $39,312.

4. OTHER ASSETS

Other assets consist of:

	December 31, 2013	September 30, 2013
9% equity ownership of Castle Trucking Corp.	$1	$1
9% equity ownership of U Trade Inc.	1	1

Total	$2	$2

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to December 31, 2013
(Unaudited and Unreviewed)

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

In the years ended September 30, 2006 and 2007, CHC repurchased a total of 5,000 shares of Class A Convertible Preferred Stock. In the year ended September 30, 2009, CHC repurchased 2,500 shares of Class A Convertible Preferred Stock. Accordingly, the proportionate share (approximately 1.06%) of the FBO Account (or approximately $4,123 market value at December 31, 2013) may be available to CHC.

Common Stock

In October 2005, CHC sold 200,000 shares of common stock to a CHC affiliate for $2,000 ($0.01 per share).

In January 2007, CHC sold 50,000 shares of common stock to a former employee for $550 ($0.011 per share).

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to December 31, 2013
(Unaudited and Unreviewed)

6. INCOME TAXES

CHC files a consolidated income tax return with its subsidiaries for federal reporting purposes. CHC and its subsidiaries file separate income tax returns for state reporting purposes.

The provisions for (benefit from) income taxes consisted of:
	Three Months Ended December 31,
	2013	2012
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	3,009	(17,077)
State	615	(3,492)
Change in valuation allowance	(3,624)	20,569

Total	-	-

Provision for income taxes	$-	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2013 and 2012 and Period October 1, 2005 (Inception of Development Stage) to December 31, 2013
(Unaudited and Unreviewed)

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Three Months Ended December 31,
	2013	2012

Computed Federal income tax at 34%	$3,218	$(18,264)
Computed state income tax, net of Federal tax effect	406	(2,305)
Change in valuation allowance	(3,624)	20,569

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $403,594 as of December 31, 2013 attributable to the future utilization of $1,135,712 of prior year net operating loss carryforwards and $51,330 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $14,542 in year 2019, $185,653 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, and $39,208 in year 2025. The capital loss carryforward of $51,330 expires in year 2018.

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

Results of Operations – Three months ended December 31, 2013 compared to Three months ended December 31, 2012.

For the three months ended December 31, 2013, we incurred a net gain from investment of marketable securities of $9,498 compared to a net loss of $60,653 for the three months ended December 31, 2012. Substantially all of the marketable securities are held in an account with TD Ameritrade Inc. (the “FBO Account”) which was established in 2001 to secure payment of the Class A Convertible Preferred Shares in the event of liquidation of CHOD.

On November 14, 2013, TD Ameritrade notified us to transfer the FBO Account to another brokerage firm and restricted us to liquidating transactions only. On November 20, 2013, we opened an account at Scottrade and requested delivery of the FBO Account there. Scottrade then informed us that they will not accept delivery of the FBO Account (including 181,500 shares of Castle Holding Corp. common stock) until such time as more public information regarding Castle Holding Corp. is available. We are currently working on satisfying Scottrade’s conditions.

Interest and dividends revenues decreased $5,838 from $8,377 in 2012 to $2,539 in 2013.

Expenses decreased $1,407 from $1,441 in 2012 to $34 in 2013.

Net income (loss) increased $63,181 from a net loss of $53,717 in 2012 to net income of $9,464 in 2013. The $63,181 increase was due to (1) the $67,612 positive change in net gain (loss) on marketable securities, (2) the $5,838 decrease in interest and dividends revenues, and (3) the $1,407 decrease in expenses.

Liquidity and Capital Resources

At December 31, 2013, the Company had cash and cash equivalents of $3,423, total assets of $392,445, total liabilities of $3,081, and total stockholders’ equity of $389,364. Of the $392,445 total assets at December 31, 2013, $388,937 represents cash and marketable securities held in the FBO Account to secure payment of the Class A Convertible Preferred Shares in the event of liquidation of CHOD.

Cash and cash equivalents increased $2,430 from $993 at September 30, 2013 to $3,423 at December 31, 2013. The $2,430 increase was due to the $2,581 loan from an affiliate and the $1,492 provided by operating activities, offset by $1,643 used to acquire treasury stock.

The Company currently has no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Since year ended September 30, 2002, Castle Holding Corp. has had no principal accountant. Accordingly, there has been no disagreements with accountants on accounting and financial disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities – None.
(b) Issuer Purchases of Equity Securities:

For the three months ended December 31, 2013, we purchased our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (purchased as part of publicly announced plans or programs)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2013 to October 31, 2013	5,500	$0.30	0	0
November 1, 2013 to November 30, 2013	0	$-	0	0
December 1, 2013 to December 31, 2013	0	$-	0	0
Total	5,500	$0.30	0	0

For the three months ended December 31, 2013, we did not purchase any of our Class A Convertible Preferred Stock.

We presently have no publicly announced repurchase plan or program to purchase our Common Stock or Series A Convertible Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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
________________
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

Castle Holding Corp.

Date: January 24, 2014	By:	/s/ George R. Hebert
George R. Hebert
President, Chief Executive Officer

Castle Holding Corp.

Date: January 24, 2014	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer