Form 10-Q
period 2014-03-31
CASTLE HOLDING CORP
filed 2014-05-14
CIK 802510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, the registrant had 37,629,510 shares of common stock issued and 37,068,010 shares of common stock outstanding, as well as 699,250 Class A Convertible preferred shares issued and outstanding.

Castle Holding Corp.

TABLE OF CONTENTS
Quarterly Period Ended March 31, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Financial Condition
(Unaudited and Unreviewed)

	March 31, 2014	September 30, 2013
Assets
Cash and cash equivalents	$1,616	$993
Marketable securities, at market value	69	226
Restricted cash and securities, at market value (note 3)	363,604	380,938
Other assets	2	2

Total assets	$365,291	$382,159

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$-	$116
Loans payable to affiliates	3,081	500

Total liabilities	3,081	616

Stockholders' equity (note 5):

Preferred stock, $.01 par value; authorized 9,000,000 shares, none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 699,250 and 699,250 shares, respectively; liquidation preference of $699,250 and $699,250, respectively (note 5)	6,993	6,993
Common stock, $.0025 par value; authorized 100,000,000 shares, issued 37,629,510 and 37,629,510 shares, respectively (net of 261,000 shares "stopped" and requested to be cancelled)	94,074	94,074
Common stock held in FBO Accounts as treasury stock - 560,700 and 551,000 shares, respectively - at cost (note 3)	(27,414)	(24,809)
Additional paid-in capital	1,516,142	1,516,142
Accumulated deficit	(1,227,585)	(1,210,857)

Total stockholders' equity	362,210	381,543

Total liabilities and stockholders' equity	$365,291	$382,159

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	Three Months Ended March 31,		Six Months Ended March 31,		Period October1, 2005 (Inception of Development Stage) to March 31,
	2014	2013	2014	2013	2014
Revenues:
Net gain (loss) on marketable securities	$(30,862)	$(30,703)	$(23,903)	$(91,356)	$(36,541)
Interest and dividends	6,579	1,535	9,118	9,912	135,036

Total revenues	(24,283)	(29,168)	(14,785)	(81,444)	98,495

Expenses:
General and administrative	1,909	8	1,943	1,449	13,441

Total expenses	1,909	8	1,943	1,449	13,441

Income (loss) from continuing operations	(26,192)	(29,176)	(16,728)	(82,893)	84,054
Discontinued operations	-	-	-	-	103,789

Net income (loss)	$(26,192)	$(29,176)	$(16,728)	$(82,893)	$188,843

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	37,070,910	37,561,710	37,073,660	37,566,810
Diluted	37,770,160	38,260,960	37,772,910	38,266,060

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2005 (Inception of Development Stage) to March 31, 2014
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

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2005 (Inception of Development Stage) to March 31, 2014
(Unaudited and Unreviewed)
								Accumulated Deficit
	Class A Convertible Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in		Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Equity

Net income	-	-	-	-	-	-	-	17,579	17,579

Balances, September 30, 2009	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,239,447)	377,762

Net income	-	-	-	-	-	-	-	3,630	3,630

Balances, September 30, 2010	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,235,817)	381,392

Net income	-	-	-	-	-	-	-	6,555	6,555

Balances, September 30, 2011	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,229,262)	387,947

Purchase of treasury stock	-	-	-	-	49,400	(2,509)	-	-	(2,509)

Net income	-	-	-	-	-	-	-	80,453	80,453

Balances, September 30, 2012	699,250	6,993	37,629,510	94,074	49,400	(2,509)	1,516,142	(1,148,809)	465,891

Purchase of treasury stock	-	-	-	-	501,600	(22,300)	-	-	(22,300)

Net loss	-	-	-	-	-	-	-	(62,048)	(62,048)

Balances, September 30, 2013	699,250	6,993	37,629,510	94,074	551,000	(24,809)	1,516,142	(1,210,857)	381,543

Purchase of treasury stock	-	-	-	-	9,700	(2,605)	-	-	(2,605)

Net income	-	-	-	-	-	-	-	(16.728)	(16,728)

Balances, March 31, 2014	699,250	$6,993	37,629,510	$94,074	560,700	$(27,414)	$1,516,142	$(1,227,585)	$362,210

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)

	Six Months Ended March 31,		Period October 1, 2005 (Inception of Development Stage) to March 31,
	2014	2013	2014
Cash flows from operating activities:
Net income (loss)	$(16,728)	$(82,893)	$188,843
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	-	-	263
Changes in operating assets and liabilities:
Marketable securities	157	(98)	131
Restricted cash and securities	17,334	85,693	(65,659)
Other assets	-	-	693
Accounts payable and accrued expenses	(116)	(116)	(74,674)

Net cash provided by (used in) operating activities	647	2,586	49,597

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Acquisition of treasury stock	(2,605)	(2,151)	(27,414)
Proceeds from sale of common shares	-	-	2,550
Proceeds of loans from affiliates	2,581	-	3,081
Repayment of loans payable to related parties	-	-	(26,015)
Repurchase of preferred shares	-	-	(1,050)

Net cash used in financing activities	(24)	(2,151)	(48,848)

Net increase (decrease) in cash and cash equivalents	623	435	749
Cash and cash equivalents, beginning of year	993	1,093	867

Cash and cash equivalents, end of period	$1,616	$1,528	$1,616

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2014 and 2013 and Period October 1, 2005 (Inception of Development Stage) to March 31, 2014
(Unaudited and Unreviewed)

1. ORGANIZATION

Castle Holding Corp. (“CHC”) is a holding company which was incorporated in Nevada on June 13, 1986. The subsidiaries of CHC are as follows:

1.	Beverage King, Ltd. (incorporated in Delaware January 2, 1990) - leased automobiles for Company employees; no operations since October 31, 2005.
2.	Church Street Securities Corp. (incorporated in New York April 11, 1991) – operated a securities broker-dealer from October 26, 1995 to January 6, 2005; decided to cease operations on January 6, 2005.
3.	Castle Advisors, Inc. (incorporated in New York December 23, 1993) - acts as a financial consultant; no revenues in years ended September 30, 2013 and 2012.
4.	Wall Street Indians, Ltd. (incorporated in New York May 27, 1994) - provided office services and supplies to the Company to October 31, 2005; no operations since October 31, 2005.
5.	The Unlisted Stock Market Corporation (incorporated in New York December 9, 1999) – no operations from inception.

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

The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2014. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes related thereto for the years ended September 30, 2013 and 2012 included in our Form 10-K filed with the SEC.

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

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2014 and 2013 and Period October 1, 2005 (Inception of Development Stage) to March 31, 2014
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

Marketable securities and restricted cash and securities - Marketable securities and restricted cash and securities consist primarily of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($(25,900) and $(103,844) for the six months ended March 31, 2014 and 2013, respectively).

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

3. RESTRICTED CASH AND SECURITIES, AT MARKET VALUE

At March 31, 2014 and September 30, 2013, restricted cash and securities consist of:

	March 31, 2014	September 30, 2013

Uninvested cash	$329	$23,398

Marketable securities:
560,700 and 551,000 shares, respectively, Castle Holding Corp. (CHOD) (reflected as treasury stock in the consolidated balance sheet)	162,603	275,500
0 and 60,000 shares, respectively, Liberty Pete Corp. (LBPE)	-	420
27,500 and 24,000 shares, respectively, Medallion Financial Group (TAXI)	363,275	357,120

Subtotal	526,207	656,438

Less Castle Holding Corp. (CHOD) shares treated as treasury stock	(162,603)	(275,500)

Net	$363,604	$380,938

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2014 and 2013 and Period October 1, 2005 (Inception of Development Stage) to March 31, 2014
(Unaudited and Unreviewed)

Except for 375,000 shares Castle Holding Corp. held in safekeeping at March 31, 2014, the restricted cash and securities are held at accounts with TD Ameritrade Inc. (the “First FBO Account”) and E Trade Securities LLC (the “Second FBO Account”). The First FBO Account was established in 2001 to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of CHC (see Note 5).

In 2001, as a provision of the private offering (see Note 5), CHOD purchased a total of $380,000 face value of United States Treasury Strips (the “Strips”) maturing August 15, 2011 for a total of approximately $233,000. On August 15, 2011, the Strips matured and the First FBO Account was credited $380,000. Since August 15, 2011, the FBO Accounts have acquired and sold a variety of marketable equity securities.

On November 14, 2013, TD Ameritrade notified us to transfer the First FBO Account to another brokerage firm and restricted us to liquidating transactions only. On February 19, 2014, we opened an account at E Trade Securities and, except for 181,500 shares of Castle Holding Corp. common stock still held at TD Ameritrade, all assets held at TD Ameritrade were transferred to E Trade Securities.

Had CHC required conversion of the 699,250 shares of the Class A Convertible Preferred Shares into 699,250 shares of CHOD Common Stock and paid the Class A Convertible Preferred stockholders $0.50 per Preferred Share (or $349,625 total) at March 31, 2014 (see Note 5), the remaining restricted cash and securities available to CHC at March 31, 2014 would have been $13,979.

4. OTHER ASSETS

Other assets consist of:

	March 31, 2014	September 30, 2013
9% equity ownership of Castle Trucking Corp.	$1	$1
9% equity ownership of U Trade Inc.	1	1

Total	$2	$2

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

In the years ended September 30, 2006 and 2007, CHC repurchased a total of 5,000 shares of Class A Convertible Preferred Stock. In the year ended September 30, 2009, CHC repurchased 2,500 shares of Class A Convertible Preferred Stock. Accordingly, the proportionate share (approximately 1.06%) of the FBO Accounts (or approximately $3,854 market value at March 31, 2014) may be available to CHC.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2014 and 2013 and Period October 1, 2005 (Inception of Development Stage) to March 31, 2014
(Unaudited and Unreviewed)

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

The provisions for (benefit from) income taxes consisted of:

	Six Months Ended March 31,
	2014	2013
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(5,317)	(26,352)
State	(1,087)	(5,388)
Change in valuation allowance	6,404	31,740

Total	-	-

Provision for income taxes	$-	$-

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Six Months Ended March 31,
	2014	2013

Computed Federal income tax at 34%	$(5,688)	$(28,184)
Computed state income tax, net of Federal tax effect	(716)	(3,556)
Change in valuation allowance	(6,404)	31,740

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $412,500 as of March 31, 2014 attributable to the future utilization of $1,162,059 of prior year net operating loss carryforwards and $51,175 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $22,164 in year 2019, $185,653 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, $39,208 in year 2025 and $18,725 in year 2034. The capital loss carryforward of $51,175 expires in year 2018.

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

RESULTS OF OPERATIONS – Three Months ended March 31, 2014 compared to Three Months ended March 31, 2013.

For the three months ended March 31, 2014, we incurred a net loss from investment of marketable securities of $30,862 compared to a net loss of $30,703 for the three months ended March 31, 2013. Substantially all of the marketable securities are held in an account with E Trade Financial LLC (the “Second FBO Account”) which was established to secure payment of the Class A Convertible Preferred Shares in the event of liquidation of CHOD.

Interest and dividends revenues increased $5,044 from $1,535 in 2013 to $6,579 in 2014.

Expenses increased $1,901 from $8 in 2013 to $1,909 in 2014.

Net income (loss) decreased $2,984 from a net loss of $29,176 in 2013 to a net loss of $26,192 in 2014. The $2,984 decrease was due to the $5,044 increase in interest and dividends revenues, offset by the $159 increase in net loss on marketable securities and the $1,901 increase in expenses.

RESULTS OF OPERATIONS – Six Months ended March 31, 2014 compared to Six Months ended March 31, 2013:

For the six months ended March 31, 2014, we incurred a net loss from investment of marketable securities of $23,903 compared to a net loss of $91,356 for the six months ended March 31, 2013. Substantially all of the marketable securities are held in an account with E Trade Financial LLC (the “Second FBO Account”) which was established to secure payment of Class A Convertible Preferred Shares in the event of liquidation of CHOD.

Interest and dividends revenues decreased $794 from $9,912 in 2013 to $9,118 in 2014.

Expenses increased $494 from $1,449 in 2013 to $1,943 in 2014.

Net loss decreased $66,165 from a net loss of $82,893 in 2013 to a net loss of $14,785 in 2014. The $66,165 decrease was due to the $67,453 reduction in net loss on marketable securities, offset by the $794 decrease in interest and dividends revenues and the $494 increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, the Company had cash and cash equivalents of $1,616, total assets of $365,291, total liabilities of $3,081, and total stockholders’ equity of $362,210. Of the $365,291 total assets at March 31, 2014, $363,604 represents cash and marketable securities held in the Second FBO Account to secure payment of the Class A Convertible Preferred Shares in the event of liquidation of CHOD.

Cash and cash equivalents increased $623 from $993 at September 30, 2013 to $1,616 at March 31, 2014. The $623 increase was due to the $2,581 loan from an affiliate and the $647 provided by operating activities, offset by $2,605 used to acquire treasury stock.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities – None.
(b) Issuer Purchases of Equity Securities:

For the three months ended March 31, 2014, we purchased our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (purchased as part of publicly announced plans or programs)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 2014	0	$-	0	0
February 2014	0	$-	0	0
March 2014	4,200	$0.23	0	0
Total	4,200	$0.23	0	0

For the three months ended March 31, 2014, we did not purchase any of our Class A Convertible Preferred Stock.

We presently have no publicly announced repurchase plan or program to purchase our Common Stock or Series A Convertible Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are including with this filing:

3.1*	Articles of Incorporation (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

3.2*	Amendment to Articles of Incorporation (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

3.2*	Amendment to Articles of Incorporation filed August 15, 2001 (September 30, 2001 Form 10-K filed January 15, 2002)

3.3*	By-laws (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

4.4*	Specimen Stock Certificate (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

31.1	Sarbanes-Oxley Section 302 certification by George R. Hebert

31.2	Sarbanes-Oxley Section 302 certification by Michael T. Studer

32.1	Sarbanes-Oxley Section 906 certification by George R. Hebert

32.2	Sarbanes-Oxley Section 906 certification by Michael T. Studer

99.1*	Complaint for Injunctive and Other Relief (dated September 14, 1994) – Securities and Exchange Commission, Plaintiff (Form 8-K dated September 13, 1994)
____________
*	Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Holding Corp.

Date: May 14, 2014	By:	/s/ George R. Hebert
George R. Hebert
President, Chief Executive Officer

Castle Holding Corp.

Date: May 14, 2014	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer