Form 10-K
period 2014-09-30
CASTLE HOLDING CORP
filed 2014-10-22
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 3,396,591 shares of common stock held by non-affiliates of the Registrant (based on the $0.25 last reported price on the OTC Markets) on October 21, 2014 was $849,148.

As of October 21, 2014, the registrant had 37,629,510 shares of common stock issued and 37,040,710 shares of common stock outstanding, as well as 699,250 Class A Convertible preferred shares issued and outstanding.

EXPLANATORY NOTE

Castle Holding Corp. ("CHOD") previously voluntarily filed quarterly and annual reports up to and including the quarterly period ended June 30, 2002.

Commencing with the Form 10-K for the annual period ended September 30, 2013, CHOD has resumed voluntary filings of quarterly and annual reports.

2

Castle Holding Corp.

TABLE OF CONTENTS

Fiscal Year Ended September 30, 2014

PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

Castle Holding Corp. (“CHOD”) is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. Since January 2005, CHOD and its subsidiaries have had only minimal business operations or operating revenues. Our current plan is to acquire an operating company in a reverse acquisition transaction involving the exchange of capital stock.

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

Fiscal Year ended September 30, 2014	High	Low
Quarter ended December 31, 2013	$0.35	$0.20
Quarter ended March 31, 2014	$0.29	$0.20
Quarter ended June 30, 2014	$0.30	$0.1501
Quarter ended September 30, 2014	$0.25	$0.16

Fiscal Year ended September 30, 2013	High	Low
Quarter ended December 31, 2012	$0.14	$0.04
Quarter ended March 31, 2013	$0.14	$0.04
Quarter ended June 30, 2013	$0.20	$0.053
Quarter ended September 30, 2013	$0.50	$0.1195

The Company’s Class A Convertible Preferred Stock is not publicly traded or quoted.

•  Holders of Common Stock and Preferred Stock.

As of October 21, 2014, the number of holders of record of the Company's common stock was 241.The number of holders of record of the Company’s Class A Convertible Preferred Stock was 111.

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

•  Securities Authorized for Issuance under Equity Compensation Plans

None.

•  Recent Sales of Unregistered Securities

None.

•  Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

For the three months ended September 30, 2014, we purchased our common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (purchased as part of publicly announced plans or programs)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 2014	0	$-	0	0
August 2014	9,800	$0.18	0	0
September 2014	2,500	$0.25	0	0
Total	12,300	$0.19	0	0

For the three months ended September 30, 2014, we did not purchase any of our Class A Convertible Preferred Stock.

We presently have no publicly announced repurchase plan or program to purchase our Common Stock or Series A Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Castle Holding Corp. (“CHOD”) is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. Since January 2005, CHOD and its subsidiaries have had only minimal business operations or operating revenues,. Our current plan is to acquire an operating company in a reverse acquisition transaction involving the exchange of capital stock.

Results of Operations – Year ended September 30, 2014 compared to Year ended September 30, 2013.

Consulting fee revenue increased $20,000 from $0 in 2013 to $20,000 in 2014. The $20,000 fee in September 2014 was received by Castle Advisors, Inc. (“CAI”) from John V. Cappello (“JVC”) for services rendered by CAI in connection with JVC's sale of his controlling interest in Emergent Health Corp. (“EMGE”).

For the year ended September 30, 2014, we incurred a net loss on marketable securities of $65,286 compared to a net loss of $79,473 for the year ended September 30, 2013. Substantially all of the marketable securities are held in an account with E Trade Financial LLC (the “Second FBO Account”) which was established to secure payment of the Class A Convertible Preferred Shares in the event of liquidation of CHOD.

Interest and dividends revenues increased $4,195 from $19,525 in 2013 to $23,720 in 2014.

Expenses increased $1,040 from $2,100 in 2013 to $3,140 in 2014.

Net loss decreased $37,342 from $62,048 in 2013 to $24,706 in 2014. The $37,342 decrease was due to the $20,000 increase in consulting fee revenue, the $14,187 decrease in net loss on marketable securities and the $4,195 increase in interest and dividends revenue, offset by the $1,040 increase in expenses.

Liquidity and Capital Resources

At September 30, 2014, the Company had cash and cash equivalents of $20,639, total assets of $352,223, total liabilities of $3,197, and total stockholders’ equity of $349,026. Of the $352,223 total assets at September 30, 2014, $331,453 represents cash and marketable securities held in the Second FBO Account to secure payment of the Class A Convertible Preferred Shares in the event of liquidation of CHOD.

Cash and cash equivalents increased $19,646 from $993 at September 30, 2013 to $20,639 at September 30, 2014. The $19,646 increase was due to the $24,876 provided by operating activities and a $2,581 loan from an affiliate, offset by $7,811 used to acquire treasury stock.

Except for the Letter of Intent discussed in Note 7 to Consolidated Financial Statements, the Company currently has no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Financial Condition
(Unaudited)

	September 30, 2014	September 30, 2013
Assets
Cash and cash equivalents	$20,639	$993
Marketable securities, at market value	129	226
Restricted cash and securities, at market value (note 3)	331,453	380,938
Other assets	2	2

Total assets	$352,223	$382,159

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$116	$116
Loans payable to affiliates	3,081	500

Total liabilities	3,197	616

Stockholders' equity (note 5):
Preferred stock, $.01 par value; authorized
9,000,000 shares, none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value;
authorized 1,000,000 shares, issued and outstanding
699,250 and 699,250 shares, respectively; liquidation
preference of $699,250 and $699,250, respectively (note 5)	6,993	6,993
Common stock, $.0025 par value; authorized
100,000,000 shares, issued 37,629,510 and
37,629,510 shares, respectively (net of 261,000 shares
"stopped" and requested to be cancelled)	94,074	94,074
Common stock held in FBO Accounts as treasury stock -
576,500 and 551,000 shares, respectively - at cost (note 3)	(32,620)	(24,809)
Additional paid-in capital	1,516,142	1,516,142
Accumulated deficit	(1,235,563)	(1,210,857)
Total stockholders' equity	349, 026	381,543

Total liabilities and stockholders' equity	$352,223	$382,159

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Operations
(Unaudited)

	Year Ended September 30,		Period October 1, 2005 (Inception of Development Stage) to September 30,
	2014	2013	2014
Revenues:
Consulting fee	$20,000	$-	$20,000
Net gain (loss) on marketable securities	(65,286)	(79,473)	(77,924)
Interest and dividends	23,720	19,525	149,638

Total revenues	(21,566)	(59,948)	91,714

Expenses:
General and administrative	3,140	2,100	14,638

Total expenses	3,140	2,100	14,638

Income (loss) from continuing operations	(24,706)	(62,048)	77,076
Discontinued operations	-	-	103,789

Net income (loss)	$(24,706)	$(62,048)	$180,865

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding:
Basic	37,063,773	37,517,869
Diluted	37,763,023	38,217,119

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2005 (Inception of Development Stage) to September 30, 2014
(Unaudited)

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

CASTLE HOLDING CORP. AND SUBSIDIARIES

(A Development Stage Entity)

Consolidated Statements of Changes in Stockholders' Equity

For the Period October 1, 2005 (Inception of Development Stage) to September 30, 2014

(Unaudited)

	Class A Convertible Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Net income	-	-	-	-	-	-	-	17,579	17,579

Balances, September 30, 2009	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,239,447)	377,762

Net income	-	-	-	-	-	-	-	3,630	3,630

Balances, September 30, 2010	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,235,817)	381,392

Net income	-	-	-	-	-	-	-	6,555	6,555

Balances, September 30, 2011	699,250	6,993	37,629,510	94,074	-	-	1,516,142	(1,229,262)	387,947

Purchase of treasury stock	-	-	-	-	49,400	(2,509)	-	-	(2,509)

Net income	-	-	-	-	-	-	-	80,453	80,453

Balances, September 30, 2012	699,250	6,993	37,629,510	94,074	49,400	(2,509)	1,516,142	(1,148,809)	465,891

Purchase of treasury stock	-	-	-	-	501,600	(22,300)	-	-	(22,300)

Net loss	-	-	-	-	-	-	-	(62,048)	(62,048)

Balances, September 30, 2013	699,250	6,993	37,629,510	94,074	551,000	(24,809)	1,516,142	(1,210,857)	381,543

Purchase of treasury stock	-	-	-	-	37,800	(7,811)	-	-	(7,811)

Net income	-	-	-	-	-	-	-	(24,706)	(24,706)

Balances, September 30, 2014	699,250	$6,993	37,629,510	$94,074	588,800	$(32,620)	$1,516,142	$(1,235,563)	$349,026

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Statements of Cash Flows
(Unaudited)

	Year Ended September 30,		Period October 1, 2005 (Inception of Development Stage) to September 30,
	2014	2013	2014
Cash flows from operating activities:
Net income (loss)	$(24,706)	$(62,048)	$180,865
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	-	-	263
Changes in operating assets and liabilities:
Marketable securities	97	(98)	71
Restricted cash and securities	49,485	84,346	(33,508)
Other assets	-	-	693
Accounts payable and accrued expenses	-	-	(74,558)

Net cash provided by (used in) operating activities	24,876	22,200	73,826

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Acquisition of treasury stock	(7,811)	(22,300)	(32,620)
Proceeds from sale of common shares	-	-	2,550
Proceeds of loans from affiliates	2,581	-	3,081
Repayment of loans payable to related parties	-	-	(26,015)
Repurchase of preferred shares	-	-	(1,050)

Net cash used in financing activities	(5,230)	(22,300)	(54,054)

Net increase (decrease) in cash and cash equivalents	19,646	(100)	19,772
Cash and cash equivalents, beginning of period	993	1,093	867

Cash and cash equivalents, end of period	$20,639	$993	$20,639

Supplemental disclosures of cash flow information:
Interest paid	$101	$-	$101
Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

(A Development Stage Entity)

Notes to Consolidated Financial Statements

Years Ended September 30, 2014 and 2013 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2014

(Unaudited)

1. ORGANIZATION

Castle Holding Corp. (“CHC”) is a holding company which was incorporated in Nevada on June 13, 1986. The subsidiaries of CHC are as follows:

1.	Beverage King, Ltd. (incorporated in Delaware January 2, 1990) - leased automobiles for Company employees; no operations since October 31, 2005.

2.	Church Street Securities Corp. (incorporated in New York April 11, 1991) - operated a securities broker-dealer from October 26, 1995 to January 6, 2005; decided to cease operations on January 6, 2005.

3.	Castle Advisors, Inc. (incorporated in New York December 23, 1993) - acts as a financial consultant.

4.	Wall Street Indians, Ltd. (incorporated in New York May 27, 1994) - provided office services and supplies to the Company to October 31, 2005; no operations since October 31, 2005.

5.	The Unlisted Stock Market Corporation (incorporated in New York December 9, 1999) - no operations from inception.

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

Marketable securities and restricted cash and securities - Marketable securities and restricted cash and securities consist primarily of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($(69,283) and $(26,301) for the years ended September 30, 2014 and 2013, respectively).

CASTLE HOLDING CORP. AND SUBSIDIARIES

(A Development Stage Entity)

Notes to Consolidated Financial Statements

Years Ended September 30, 2014 and 2013 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2014

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

Recent accounting pronouncements – In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending September 30, 2016, and interim periods therein; however, early application is permitted. Other than simplifying the presentation of the financial statements and disclosures needed to be made by the Company, the Company believes that the adoption of ASU 2014-10 will not materially affect its consolidated financial statements.

3. RESTRICTED CASH AND SECURITIES, AT MARKET VALUE

At September 30, 2014 and 2013, restricted cash and securities consist of:

	September 30,
	2014	2013
Uninvested cash	$1,475	$23,398
Marketable securities:
588,800 and 551,000 shares, respectively, Castle Holding Corp. (CHOD)
(reflected as treasury stock in the consolidated balance sheet)	136,896	275,500
0 and 60,000 shares, respectively, Liberty Pete Corp. (LBPE)	-	420
28,300 and 24,000 shares, respectively, Medallion Financial Group TAXI)	329,978	357,120
Subtotal	468,349	656,438
Less Castle Holding Corp. (CHOD) shares treated as treasury stock	(136,896)	(275,500)
Net	$331,453	$380,938

CASTLE HOLDING CORP. AND SUBSIDIARIES

(A Development Stage Entity)

Notes to Consolidated Financial Statements

Years Ended September 30, 2014 and 2013 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2014

(Unaudited)

Except for 385,000 shares Castle Holding Corp. held in safekeeping at September 30, 2014, the restricted cash and securities are held at accounts with TD Ameritrade Inc. (the “First FBO Account”) and E Trade Securities LLC (“the “Second FBO Account”) . The First FBO Account was established in 2001 to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of CHC (see Note 5).

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

Had CHC required conversion of the 699,250 shares of the Class A Convertible Preferred Shares into 699,250 shares of CHOD Common Stock and paid the Class A Convertible Preferred Stockholders $0.50 per Preferred Share (or $349,625 total) at September 30, 2014 (see Note 5), the remaining restricted cash and securities available to CHC at September 30, 2014 would have been $0.

4. OTHER ASSETS

Other assets consist of:

	September 30,
	2014	2013
9% equity ownership of Castle Trucking Corp.	$1	$1
9% equity ownership of U Trade Inc .	$1	$1

Total	$2	$2

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

CASTLE HOLDING CORP. AND SUBSIDIARIES

(A Development Stage Entity)

Notes to Consolidated Financial Statements

Years Ended September 30, 2014 and 2013 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2014

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

In the years ended September 30, 2006 and 2007, CHC repurchased a total of 5,000 shares of Class A Convertible Preferred Stock. In the year ended September 30, 2009, CHC repurchased 2,500 shares of Class A Convertible Preferred Stock. Accordingly, the proportionate share (approximately 1.06%) of the FBO Accounts (or approximately $3,513 market value at September 30, 2014) may be available to CHC.

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

CASTLE HOLDING CORP. AND SUBSIDIARIES

(A Development Stage Entity)

Notes to Consolidated Financial Statements

Years Ended September 30, 2014 and 2013 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2014

(Unaudited)

The provisions for (benefit from) income taxes consisted of:

	Year Ended September 30,
	2014	2013
Current:
Federal	$-	$-
State	-	-
Total	-	-
Deferred:
Federal	(7,854)	(19,725)
State	(1,606)	(4,033)
Change in valuation allowance	9,460	23,758
Total	-	-
Provision for income taxes	$-	$-

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	2014	2013

Computed Federal income tax at 34%	$(8,400)	$(21,096)
Computed state income tax, net of Federal tax effect	(1,060)	(2,662)
Change in valuation allowance	9,460	23,758

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $391,656 attributable to the future utilization of $1,102,754 of prior year net operating loss carryforwards and $49,175 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $167,237 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, and $39,208 in year 2025. The capital loss carryforward of $49,175 expires in year 2018.

CASTLE HOLDING CORP. AND SUBSIDIARIES

(A Development Stage Entity)

Notes to Consolidated Financial Statements

Years Ended September 30, 2014 and 2013 and Period October 1, 2005 (Inception of Development Stage) to September 30, 2014

(Unaudited)

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7. COMMITMENTS AND CONTINGENCIES

Letter of Intent

On June 6, 2014, George R. Hebert (chief executive officer of the Company) (“Hebert”), Michael T. Studer (chief financial officer of the Company) (“Studer”), and John V. Cappello, an unrelated third party (“Cappello”), executed a Letter of Intent dated June 6, 2014 (the “LOI”).

Among other things, the LOI (which has been extended by mutual consent) provides for (1) Cappello's purchase of a total of 20,000,000 shares of Castle Holding Corp. (“CHOD”) common stock (representing approximately 54% of the presently outstanding common stock) from certain CHOD stockholders, for a total of $200,000 cash, (2) CHOD's issuance of 2,000,000 shares of CHOD common stock to Cappello in exchange for a portfolio of patents and patents pending with a royalty stream, (3) CHOD’s issuance of 2,000,000 additional shares of CHOD common stock to Cappello in exchange for 2,000,000 shares of Emergent Health Corp. (“EMGE”) common stock, (4) CHOD's issuance of 3,000,000 additional shares of CHOD common stock to Cappello in exchange for $45,000 cash, and (5) Sellers’ right to spin out Castle Advisors, Inc. to CHOD’s pre-transaction shareholders within one year after the closing. The parties to the LOI are currently in the process of negotiating a definitive Stock Purchase Agreement.

Occupancy

Since December 2005, the Company has been using space provided by a public accounting firm owned by the Company’s treasurer at no cost to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended September 30, 2014 and 2013, Castle Holding Corp. has had no principal accountant. Accordingly, there has been no disagreements with accountants on accounting and financial disclosure.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  The directors of Castle Holding Corp. are:

Director Name:	Age	Other offices held	Since
George R. Hebert	70	President	1987
Michael T. Studer	64	Secretary, Treasurer	1987
Teresa M. Hebert	57	None	2003

Each director will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

(b)  The executive officers of Castle Holding Corp. are:

Officer Name:	Age	Offices held	Since
George R. Hebert	70	President	1987
Michael T. Studer	64	Secretary, Treasurer	1987

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

ITEM 11. EXECUTIVE COMPENSATION

For the years ended September 30, 2014 and 2013, no cash or stock-based compensation has been paid to or accrued for any director or executive officer.

At September 30, 2014, there are no outstanding equity awards for any director or executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have 100,000,000 shares of authorized Common Stock, of which 37,629,510 shares are currently issued and 37,040,710 shares are currently outstanding. We also have 10,000,000 authorized shares of Preferred Stock, of which 699,250 shares are currently issued and outstanding.

The following table sets forth certain information as of October 21, 2014 with respect to the beneficial ownership of our outstanding Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Approximate Percent of Class
George R. Hebert	1,093,670	3.0%
183 Gordon Place
Freeport, NY 11520

Michael T. Studer	705,600	1.9%
3 Carolyn Court
Amityville, NY 11701

Teresa M. Hebert	169,239	0.5%
183 Gordon Place
Freeport, NY 11520

Teresa M. Hebert, Trustee FBO Jaclyn Hebert	1,395,910	3.8%
183 Gordon Place
Freeport, NY 11520

Castle Holding Corp. Deferred Compensation	14,867,100	40.1%
Plan FBO George R. Hebert (2)
18 East Sunrise Highway, Suite 311
Freeport, NY 11520

Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer (2)	1,080,000	2.9%
18 East Sunrise Highway, Suite 311
Freeport, NY 11520

Michael J. Studer	4,300,000	11.6%
35 Ireland Place
Amityville, NY 11701

Kathleen E. Pastore	4,300,000	11.6%
679 Western Highway
Blauvelt, NY 10913

Kristin A. Godsey	4,300,000	11.6%
737 Arbutus Avenue SE
Roanoke, VA 24014

All Executive Officers and Directors as a Group (3 persons) (3)	19,311,519	52.1%

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

(3)  Includes 1,395,310 shares relating to Teresa M. Hebert FBO Jaclyn Hebert, includes 14,867,100 shares relating to Castle Holding Corp. Deferred Compensation Plan FBO George R. Hebert and includes 1,080,000 shares relating to Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended September 30, 2014, Castle Holding Corp. Deferred Compensation Plan FBO George R. Hebert loaned $2,531 to the Company.

We do not consider any of our directors as being independent under Item 407(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended September 30, 2014 and 2013, Castle Holding Corp. has had no principal accountant.

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

___________

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Holding Corp.

Date: October 22, 2014	By:	/s/ George R. Hebert
George R. Hebert
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Castle Holding Corp.

Date: October 22, 2014	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer

