Form 10-Q
period 2014-12-31
CASTLE HOLDING CORP
filed 2015-02-04
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 30, 2015, the registrant had 44,629,510 shares of common stock issued and 44,040,710 shares of common stock outstanding, as well as 699,250 Class A Convertible preferred shares issued and outstanding.

Castle Holding Corp.

TABLE OF CONTENTS

Quarterly Period Ended December 31, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited and Unreviewed)

	December 31, 2014	September 30, 2014
Assets
Cash and cash equivalents	$44,394	$20,639
Marketable securities, at market value	106	129
Restricted cash and securities, at market value (note 3)	290,440	331,453
Investment in Emergent Health Corporation common stock	250,000	-
License agreement with Emergent Health Corporation	30,000	-
Other assets	2	2

Total assets	$614,942	$352,223

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$693	$116
Loans payable to affiliates	3,081	3,081

Total liabilities	3,774	3,197

Stockholders' equity (note 7):
Preferred stock, $.01 par value; authorized
9,000,000 shares, none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value;
authorized 1,000,000 shares, issued and outstanding
699,250 and 699,250 shares, respectively; liquidation
preference of $699,250 and $699,250, respectively (note 7)	6,993	6,993
Common stock, $.0025 par value; authorized
100,000,000 shares, issued 44,629,510 and
37,629,510 shares, respectively (net of 261,000 shares
"stopped" and requested to be cancelled)	111,574	94,074
Common stock held in the FBO Accounts as treasury
stock - 588,800 and 588,800 shares, respectively - at cost (note 3)	(32,620)	(32,620)
Additional paid-in capital	1,823,642	1,516,142
Accumulated deficit	(1,298,421)	(1,235,563)
Total stockholders' equity	611,168	349,026

Total liabilities and stockholders' equity	$614,942	$352,223

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	Three Months Ended December 31,
	2014	2013
Revenues:
Net gain (loss) on marketable securities	$(47,705)	$6,959
Interest and dividends	6,960	2,539

Total revenues	(40,745)	9,498

Expenses:
General and administrative	2,205	34

Total expenses	2,205	34

Net income (loss)	$(42,950)	$9,464

Net income (loss) per common share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of
common shares outstanding:
Basic	40,236,387	37,517,869
Diluted	40,935,637	38,217,119

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2013 to December 31, 2014
(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2013	699,250	$6,993	37,629,510	$94,074	551,000	$(24,809)	$1,516,142	$(1,210,857)	$381,543

Purchase of treasury stock	-	-	-	-	37,800	(7,811)	-	-	(7,811)

Net loss	-	-	-	-	-	-	-	(24,706)	(24,706)

Balances, September 30, 2014	699,250	6,993	37,629,510	94,074	588,800	(32,620)	1,516,142	(1,235,563)	349,026

Spin-off of Castle Advisors Inc. effective November 17, 2014	-	-	-	-	-	-	-	(19,908)	(19,908)
Issuance of common shares on November 20, 2014 for:
Cash	-	-	3,000,000	7,500	-	-	37,500	-	45,000
2,000,000 restricted shares, Emergent Health Corporation (“EMGE”) common stock	-	-	2,000,000	5,000	-	-	245,000	-	250,000
Rights to license agreement between Cappello’s Inc, and Emergent Health Corporation	-	-	2,000,000	5,000	-	-	25,000	-	30,000

Net loss	-	-	-	-	-	-	-	(42,950)	(42,950)

Balances, December 31, 2014	699,250	$6,993	44,629,510	$111,574	588,800	$(32,620)	$1,823,642	$(1,298,421)	$611,168

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(42,950)	$9,464
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Marketable securities	23	143
Restricted cash and securities	41,013	(7,999)
Other assets	-	-
Accounts payable and accrued expenses	577	(116)

Net cash provided by (used in) operating activities	(1,337)	1,492

Cash flows from investing activities	-	-

Cash flows from financing activities:
Acquisition of treasury stock	-	(1,643)
Proceeds from sale of common shares	45,000	-
Proceeds of loans from affiliates	-	2,581
Spin off of Castle Advisors, Inc.	(19,908)	-

Net cash used in financing activities	25,092	938

Net increase (decrease) in cash and cash equivalents	23,755	2,430
Cash and cash equivalents, beginning of year	20,639	993

Cash and cash equivalents, end of period	$44,394	$3,423

Supplemental disclosures of cash flow information:
Interest paid	$31	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

Issuance of 2,000,000 shares of CHC common stock in exchange for 2,000,000 restricted shares of Emergent Health Corp. common stock	$250,000	$-

Issuance of 2,000,000 shares of CHC common stock in exchange for rights to license agreement between Cappelo’s Inc. and Emergent Health Corporation	$30,000	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2014 and 2013

(Unaudited and Unreviewed)

1. ORGANIZATION

Castle Holding Corp. (“CHC”) is a holding company which was incorporated in Nevada on June 13, 1986. The subsidiaries of CHC are as follows:

1.	Beverage King, Ltd. (incorporated in Delaware January 2, 1990) - leased automobiles for Company employees; no operations since October 31, 2005.
2.	Church Street Securities Corp. (incorporated in New York April 11, 1991) – operated a securities broker-dealer from October 26, 1995 to January 6, 2005; decided to cease operations on January 6, 2005.
3.	Wall Street Indians, Ltd. (incorporated in New York May 27, 1994) - provided office services and supplies to the Company to October 31, 2005; no operations since October 31, 2005.
4.	The Unlisted Stock Market Corporation (incorporated in New York December 9, 1999) – no operations from inception.
5.	Shark Venture Capital Inc. (incorporated in Nevada December 22, 2014) – plans to engage in venture capital activities.

Effective November 17, 2014, CHC spun off all of the shares of its then wholly owned subsidiary Castle Advisors, Inc. (“CAI”) to CHC’s common stockholders of record as of the close of business on November 10, 2014. CAI, which was incorporated in New York December 23, 1993, acts as a financial consultant.

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

The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2015. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes related thereto for the years ended September 30, 2014 and 2013 included in our Form 10-K filed with the SEC.

Principles of consolidation – The consolidated financial statements include the accounts of CHC and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2014 and 2013

(Unaudited and Unreviewed)

Cash and cash equivalents - The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Marketable securities and restricted cash and securities - Marketable securities and restricted cash and securities consist primarily of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($(47,705) and $(5,177) for the three months ended December 31, 2014 and 2013, respectively).

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

Recent accounting pronouncements – In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending September 30, 2016, and interim periods therein; however, early application is permitted. The Company has elected to adopt the new reporting standard for financial statements filed with this Form 10-Q for the three months ended December 31, 2014. Other than simplifying the presentation of the financial statements and disclosures needed to be made by the Company, the adoption of ASU 2014-10 has not affected the Company’s consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2014 and 2013

(Unaudited and Unreviewed)

3. RESTRICTED CASH AND SECURITIES, AT MARKET VALUE

At December 31, 2014 and September 30, 2014, restricted cash and securities consist of:

	December 31, 2014	September 30, 2014

Uninvested cash	$150	$1,475
Marketable securities:
588,800 and 588,800 shares, respectively, Castle Holding Corp. (CHOD)
(reflected as treasury stock in the consolidated balance sheet)	135,424	136,896
29,000 and 28,300 shares, respectively, Medallion Financial Group (TAXI)	290,290	329,978

Subtotal	425,864	468,349

Less Castle Holding Corp. (CHOD) shares treated as treasury stock	(135,424)	(136,896)

Net	$290,440	$331,453

Except for 385,000 shares Castle Holding Corp. held in safekeeping at December 31, 2014, the restricted cash and securities are held at accounts with TD Ameritrade Inc. (the “First FBO Account”) and E Trade Securities LLC (“the “Second FBO Account”) . The First FBO Account was established in 2001 to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of CHC (see Note 7).

In 2001, as a provision of the private offering (see Note 7), CHOD purchased a total of $380,000 face value of United States Treasury Strips (the “Strips”) maturing August 15, 2011 for a total of approximately $233,000. On August 15, 2011, the Strips matured and the First FBO Account was credited $380,000. Since August 15, 2011, the FBO Accounts have acquired and sold a variety of marketable equity securities.

On November 14, 2013, TD Ameritrade notified us to transfer the First FBO Account to another brokerage firm and restricted us to liquidating transactions only. On February 19, 2014, we opened an account at E Trade Securities and, except for 181,500 shares of Castle Holding Corp. common stock still held at TD Ameritrade, all assets held at TD Ameritrade were transferred to E Trade Securities.

Had CHC required conversion of the 699,250 shares of the Class A Convertible Preferred Shares into 699,250 shares of CHOD Common Stock and paid the Class A Convertible Preferred Stockholders $0.50 per Preferred Share (or $349,625 total) at December 31, 2014 (see Note 7), the remaining restricted cash and securities available to CHC at December 31, 2014 would have been $0.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2014 and 2013

(Unaudited and Unreviewed)

4. INVESTMENT IN EMERGENT HEALTH CORPORATION COMMON STOCK

On November 20. 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHC, CHC acquired 2,000,000 restricted shares of Emergent Health Corporation (“EMGE”) common stock in exchange for the issuance of 2,000,000 restricted shares of CHC common stock. The EMGE investment was valued at its estimated fair value of $250,000. The closing trading price of EMGE free trading common stock at November 20, 2014 and December 31, 2014 was $0.49 per share and $0.74 per share, respectively.

5. LICENSE AGREEMENT WITH EMERGENT HEALTH CORPORATION

On November 20, 2014, pursuant to the Stock Purchase Agreement involving a change in control of CHC, CHC was assigned effective January 1, 2015 the License Agreement between Cappello’s, Inc, (Licensor) and EMGE (Licensee) dated August 26, 2014 (the “EMGE License Agreement”) in exchange for the issuance of 2,000,000 restricted shares of CHC common stock. The EMGE License Agreement was valued at its estimated fair value of $30,000 based upon 2014 royalties.

The EMGE License Agreement provides for Licensee’s payment of quarterly royalty payments to Licensor equal to 5% of the first $1,000,000 of annual net sales of the Licensed Products, 4% of the next $1,000,000 of annual net sales, 3% of the next $1,000,000 of annual net sales, 2% of the next $2,000,000 of annual net sales, and 1% of all additional annual net sales. The term of the EMGE License Agreement expires upon the expiration of the last to expire of the Patent Rights. In the event the Base Sales of any one or more of the Licensed Products do not increase by 15% per year over each prior calendar year (“Underperforming Licensed Products”) and the Licensee does not pay royalties based on 15% annual increases in Base Sales for the Underperforming Licensed Product(s), Licensor may terminate the license for such Underperforming Licensed Product(s) or convert the license from an exclusive license to a non-exclusive license for such Underperforming Licensed Product(s). During the term, Licensor is to keep Licensee informed of the progress of the Patent Rights in the U.S. Patent Office and is to direct and control all aspects of the prosecution and maintenance of the Patent Rights using patent counsel of its choice; Licensee is to pay all reasonable costs and fees attributable to the Patent Rights including patent maintenance fees, government fees and attorney fees.

6. OTHER ASSETS

Other assets consist of:

	December 31, 2014	September 30, 2014
9% equity ownership of Castle Trucking Corp.	$1	$1
9% equity ownership of U Trade Inc.	1	1

Total	$2	$2

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2014 and 2013

(Unaudited and Unreviewed)

7. STOCKHOLDERS’ EQUITY

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

In the years ended September 30, 2006 and 2007, CHC repurchased a total of 5,000 shares of Class A Convertible Preferred Stock. In the year ended September 30, 2009, CHC repurchased 2,500 shares of Class A Convertible Preferred Stock. Accordingly, the proportionate share (approximately 1.06%) of the FBO Accounts (or approximately $3,079 market value at December 31, 2014) may be available to CHC.

Common Stock

On November 20, 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHC, CHC issued a total of 7,000,000 restricted shares of CHC common stock to Cappello’s Inc. (“Cappello’s”) in exchange for (1) Cappello’s assignment of a License Agreement between Cappello’s and EMGE dated August 26, 2014 to CHC effective January 1, 2015 (2,000,000 shares) (see Note 5. above), (2) 2,000,000 restricted shares of EMGE common stock (2,000,000 shares) (see Note 4. above), and (3) $45,000 cash (3,000,000 shares).

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2014 and 2013

(Unaudited and Unreviewed)

8. INCOME TAXES

CHC files a consolidated income tax return with its subsidiaries for federal reporting purposes. CHC and its subsidiaries file separate income tax returns for state reporting purposes.

The provisions for (benefit from) income taxes consisted of:

	Three Months Ended December 31,
	2014	2013
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(13,654)	3,009
State	(2,792)	615
Change in valuation allowance	16,446	(3,624)

Total	-	-

Provision for income taxes	$-	$-

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Three Months Ended December 31,
	2014	2013

Computed Federal income tax at 34%	$(14,603)	$3,218
Computed state income tax, net of Federal tax effect	(1,843)	406
Change in valuation allowance	16,446	(3,624)

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $406,259 attributable to the future utilization of $1,102,754 of prior year net operating loss carryforwards and $92,125 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $167,237 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, and $39,208 in year 2025. The capital loss carryforwards of $92,125 expire $49,175 in year 2018 and $42,950 in year 2020.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2014 and 2013

(Unaudited and Unreviewed)

9. COMMITMENTS AND CONTINGENCIES

Since December 2005, the Company has been using space provided by a public accounting firm owned by the Company’s treasurer at no cost to the Company.

10. SUBSEQUENT EVENT

On January 7, 2015, CHC offered its Class A Convertible Preferred shareholders the ability to convert each one (1) share of CHC Class A Convertible Preferred stock owned into two (2) shares of restricted CHC common stock. As of January 30, 2015, CHC has received acceptance from at least ten (10) Class A Convertible Preferred shareholders. The total count of these shares to be converted is pending. When accurately accounted, these shareholders will receive two (2) shares of restricted CHC common shares for each one (1) share of Class A Convertible Preferred. CHC is considering this offer described above as a proxy for a majority CHC shareholder vote relative to funds held on behalf of Class A Convertible Preferred shareholders in the event of a liquidation of CHC, which CHC deems unlikely. Pending a final count of acceptance versus rejection of the conversion offer noted above, CHC expects to review the conversions and future status with intention towards a majority shareholder meeting to further CHC common shareholder goals as well as provide a potentially more positive outcome for Class A Convertible Preferred shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Castle Holding Corp. (“CHOD”) is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. Since January 2005, CHOD and its subsidiaries have had minimal business operations and operating revenues.

Results of Operations – Three months ended December 31, 2014 compared to Three months ended December 31, 2013.

For the three months ended December 31, 2014, we incurred a net loss from investment of marketable securities of $47,705 compared to a net gain of $6,959 for the three months ended December 31, 2013. Substantially all of the marketable securities are invested in Medallion Financial Group (TAXI) common stock held in an account with E Trade Securities LLC (the “Second FBO Account”) which was established to secure payment of the Class A Convertible Preferred Shares in the event of liquidation of CHOD.

Interest and dividends revenues increased $4,421 from $2,539 in 2013 to $6,960 in 2014.

Expenses increased $2,171 from $34 in 2013 to $2,205 in 2014.

Net income (loss) decreased $52,414 from net income of $9,464 in 2013 to net loss of $42,950 in 2014. The $52,414 decrease was due to (1) the $54,664 negative change in net gain (loss) on marketable securities and (2) the $2,171 increase in expenses, offset partially by the $4,421 increase in interest and dividends revenues.

Liquidity and Capital Resources

At December 31, 2014, the Company had cash and cash equivalents of $44,394, total assets of $614,942, total liabilities of $3,774, and total stockholders’ equity of $611,168. Of the $614,942 total assets at December 31, 2014, $290,440 represents cash and marketable securities held in the Second FBO Account to secure payment of the Class A Convertible Preferred Shares in the event of liquidation of CHOD.

Cash and cash equivalents increased $23,755 from $20,639 at September 30, 2014 to $44,394 at December 31, 2014. The $23,755 increase was due primarily to the $45,000 proceeds received from the sale of 3,000,000 shares of common stock on November 20, 2014 pursuant to a Stock Purchase Agreement involving a change in control of CHOD, offset partially by the $19,908 reduction of cash from the spin off of Castle Advisors Inc. effective November 17, 2014.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities – On November 20, 2014, pursuant to the Stock Purchase Agreement involving a change in control of the Company, we issued a total of 7,000,000 restricted shares of Company common stock to Cappello’s, Inc. (“Cappello’s”) in exchange for (1) Cappello’s assignment of a License Agreement between Cappello’s and Emergent Health Corporation (“EMGE”) dated August 26, 2014 to the Company effective January 1, 2015 (2,000,000 shares), (2) 2,000,000 restricted shares of EMGE common stock (2,000,000 shares), and (3) $45,000 cash (3,000,000 shares).

(b) Issuer Purchases of Equity Securities: For the three months ended December 31, 2014, we did not purchase any of our common stock or Class A Convertible Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are including with this filing:

3.1*	Articles of Incorporation (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

3.2*	Amendment to Articles of Incorporation (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

3.2*	Amendment to Articles of Incorporation filed August 15, 2001 (September 30, 2001 Form 10-K filed January 15, 2002)

3.3*	By-laws (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

4.4*	Specimen Stock Certificate (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

10.1*	Stock Purchase Agreement dated November 20, 2014 (Form 8-K filed November 26, 2014)

31.1	Sarbanes-Oxley Section 302 certification by John V. Cappello

31.2	Sarbanes-Oxley Section 302 certification by Michael T. Studer

32.1	Sarbanes-Oxley Section 906 certification by John V. Cappello

32.2	Sarbanes-Oxley Section 906 certification by Michael T. Studer

99.1*	Complaint for Injunctive and Other Relief (dated September 14, 1994) – Securities and Exchange Commission, Plaintiff (Form 8-K dated September 13, 1994)

99.3*	Distribution Agreement (Form 8-K filed October 29, 2014)

____________

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Holding Corp.

Date: February 3, 2015	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer

Castle Holding Corp.

Date: February 3, 2015	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer

