Form 10-Q
period 2015-03-31
CASTLE HOLDING CORP
filed 2015-04-23
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission file number 33-37809-NY

CASTLE HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	77-0121957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18 East Sunrise Highway, Suite 311

Freeport, NY 11520

516-378-1000

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

As of April 17, 2015, the registrant had 44,983,510 shares of common stock issued and 44,394,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding.

Castle Holding Corp.

TABLE OF CONTENTS

Quarterly Period Ended March 31, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited and Unreviewed)

	March 31, 2015	September 30, 2014
Assets
Cash and cash equivalents	$50,684	$20,639
Marketable securities, at market value	268,640	129
Restricted cash and securities, at market value	-	331,453
Investment in Emergent Health Corporation common stock	250,000	-
License agreement with Emergent Health Corporation	30,000	-
Other assets	2	2

Total assets	$599,326	$352,223

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$693	$116
Loans payable to affiliates	3,081	3,081

Total liabilities	3,774	3,197

Stockholders' equity:
Preferred stock, $.01 par value; authorized 9,000,000 shares, none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 522,250 and 699,250 shares, respectively; liquidation preference of $522,250 and $699,250, respectively	5,223	6,993
Common stock, $.0025 par value; authorized 100,000,000 shares, issued 44,983,510 and 37,629,510 shares, respectively (net of 261,000 shares "stopped" and requested to be cancelled)	112,459	94,074
Treasury common stock - 588,800 and 588,800 shares, respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,824,527	1,516,142
Accumulated deficit	(1,314,037)	(1,235,563)
Total stockholders' equity	595, 552	349,029

Total liabilities and stockholders' equity	$599,326	$352,223

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited and Unreviewed)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues:
Net gain (loss) on marketable securities	$(21,756)	$(30,862)	$(69,461)	$(23,903)
Interest and dividends	6,960	6,579	13,920	9,118

Total revenues	(14,796)	(24,283)	(55,541)	(14,785)

Expenses:
General and administrative	820	1,909	3,025	1,943

Total expenses	820	1,909	3,025	1,943

Net income (loss)	$(15,616)	$(26,192)	$(58,566)	$(16,728)

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	44,040,710	37,070,910	42,138,549	37,073,660
Diluted	44,739,960	37,770,160	42,837,799	37,772,910

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Period October 1, 2013 to March 31, 2015

(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2013	699,250	$6,993	37,629,510	$94,074	551,000	$(24,809)	$1,516,142	$(1,210,857)	$381,543

Purchase of treasury stock	-	-	-	-	37,800	(7,811)	-	-	(7,811)

Net loss	-	-	-	-	-	-	-	(24,,706)	(24,706)

Balances, September 30, 2014	699,250	6,993	37,629,510	94,074	588,800	(32,620)	1,516,142	(1,235,563)	349,026

Spin-off of Castle Advisors Inc. effective November 17, 2014	-	-	-	-	-	-	-	(19,908)	(19,908)

Issuance of common shares on November 20, 2014 for:
Cash	-	-	3,000,000	7,500	-	-	37,500	-	45,000
2,000,000 restricted shares, Emergent Health Corporation (“EMGE”) common stock	-	-	2,000,000	5,000	-	-	245,000	-	250,000
Rights to license agreement between Cappello’s Inc, and Emergent Health Corporation	-	-	2,000,000	5,000	-	-	25,000	-	30,000

Conversion of Class A convertible preferred Stock on March 31, 2015	(177,000)	(1,770)	354,000	885	-	-	885	-	-

Net loss	-	-	-	-	-	-	-	(58,566)	(58,566)

Balances, March 31, 2015	522,250	$5,223	44,983,500	$112,459	588,800	$(32,620)	$1,824,527	$(1,314,037)	$595,552

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited and Unreviewed)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(58,566)	$(16,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Marketable securities	29	157
Restricted cash and securities	55,803	17,334
Accounts payable and accrued expenses	577	(116)

Net cash provided by (used in) operating activities	(2,157)	647

Cash flows from investing activities	-	-

Cash flows from financing activities:
Acquisition of treasury stock	-	(2,605)
Proceeds from sale of common shares	45,000	-
Proceeds of loans from affiliates	-	2,581
Reclassification from restricted cash and securities to cash and cash equivalents	7,110	-
Spin off of Castle Advisors, Inc.	(19,908)	-

Net cash used in financing activities	32,202	(24)

Net increase (decrease) in cash and cash equivalents	30,045	623
Cash and cash equivalents, beginning of period	20,639	993

Cash and cash equivalents, end of period	$50,684	$1,616

Supplemental disclosures of cash flow information:
Interest paid	$31	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

Issuance of 2,000,000 shares of CHC common stock in exchange for 2,000,000 restricted shares of Emergent Health Corp. common stock	$250,000	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited and Unreviewed)

	Six Months Ended March 31,
	2015	2014
Issuance of 2,000,000 shares of CHC common stock in exchange for rights to license agreement between Cappello’s Inc, and Emergent Health Corporation	$30,000	$-

Conversion of 177,000 shares of CHC Class A convertible preferred stock into 354,000 shares of CHC common stock	$1,770	$-

Reclassification from restricted cash and securities to marketable securities	$268,540	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2015 and 2014

(Unaudited and Unreviewed)

1. ORGANIZATION

Castle Holding Corp. (“CHC”) is a holding company which was incorporated in Nevada on June 13, 1986. The subsidiaries of CHC are as follows:

1.

Castle Royalties Corp. (incorporated in New York April 11, 1991) – name changed from Church Street Securities Corp. on March 16, 2015; assignee of License Agreement with Emergent Health Corporation effective March 16, 2015 (see Note 6).

2.	SAS Health and Beauty Corp. (incorporated in New York May 27, 1994) – name changed from Wall Street Indians, Ltd. on March 31, 2015; expects to manufacture and market a skin care product.

3.	The Unlisted Stock Market Corporation (incorporated in New York December 9, 1999) – no operations from inception.

4.	Shark Venture Capital Inc. (incorporated in Nevada December 22, 2014) – plans to engage in venture capital activities.

Effective November 17, 2014, CHC spun off all of the shares of its then wholly owned subsidiary Castle Advisors, Inc. (“CAI”) to CHC’s common stockholders of record as of the close of business on November 10, 2014. CAI, which was incorporated in New York on December 23, 1993, acts as a financial consultant.

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

The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2015. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes related thereto for the years ended September 30, 2014 and 2013 included in our Form 10-K filed with the SEC.

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

Three and Six Months Ended March 31, 2015 and 2014

(Unaudited and Unreviewed)

Cash and cash equivalents - The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Marketable securities - Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($(69,461) and $(25,900) for the six months ended March 31, 2015 and 2014, respectively).

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

Recent accounting pronouncements – In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending September 30, 2016, and interim periods therein; however, early application is permitted. The Company has elected to adopt the new reporting standard for financial statements filed with the Form 10-Q for the three months ended December 31, 2014. Other than simplifying the presentation of the financial statements and disclosures needed to be made by the Company, the adoption of ASU 2014-10 has not affected the Company’s consolidated financial statements.

3. MARKETABLE SECURITIES, AT MARKET VALUE

At March 31, 2015 and September 30, 2014, marketable securities consist of:

	March 31, 2015	September 30, 2014

29,000 and 0 shares, respectively, Medallion Financial Group (TAXI)	$268,540	$-

Various	100	129

Total	$268,640	$129

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2015 and 2014

(Unaudited and Unreviewed)

On February 15, 2015, the majority stockholder and the Board of Directors approved the release of restrictions with respect to the cash and marketable securities held at CHC accounts with TD Ameritrade Inc. and E Trade Securities LLC (see Note 4). Accordingly, we have reclassified on the Consolidated Statements of Financial Condition the marketable securities included in “Restricted Cash and Securities, at Market Value” at September 30, 2014 to “Marketable Securities, at Market Value” at March 31, 2015.

4. RESTRICTED CASH AND SECURITIES, AT MARKET VALUE

At September 30, 2014, restricted cash and securities consist of:

September 30, 2014

Uninvested cash	$1,475
Marketable securities:
588,800 shares, Castle Holding Corp. (CHOD) (reflected as treasury stock in the consolidated statement of financial condition)	136,896
28,300 shares, Medallion Financial Group (TAXI)	329,978

Subtotal	468,349

Less Castle Holding Corp. (CHOD) shares treated as treasury stock	(136,896)

Net	$331,453

Except for 385,000 shares Castle Holding Corp. held in safekeeping at September 30, 2014, the restricted cash and securities were held at accounts with TD Ameritrade Inc. (the “First FBO Account”) and E Trade Securities LLC (the “Second FBO Account”). The First FBO Account was established in 2001 to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of CHC (see Note 8).

In 2001, as a provision of the private offering (see Note 8), CHC purchased a total of $380,000 face value of United States Treasury Strips (the “Strips”) maturing August 15, 2011 for a total of approximately $233,000. On August 15, 2011, the Strips matured and the First FBO Account was credited $380,000. Since August 15, 2011, the FBO Accounts have acquired and sold a variety of marketable equity securities.

On February 15, 2015, the majority stockholder and the Board of Directors approved the release of restrictions with respect to the cash and marketable securities held at CHC accounts with TD Ameritrade Inc. and E Trade Securities LLC. Accordingly, we have reclassified on the Consolidated Statements of Financial Condition the marketable securities included in “Restricted Cash and Securities, at Market Value” at September 30, 2014 to “Marketable Securities, at Market Value” at March 31, 2015.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2015 and 2014

(Unaudited and Unreviewed)

The Board action was taken based on the results of CHC’s offering to Class A Convertible Preferred shareholders to convert each share of CHC Class A Convertible Preferred Stock owned into 2 restricted shares of CHC common stock (see Note 8).

5. INVESTMENT IN EMERGENT HEALTH CORPORATION COMMON STOCK

On November 20, 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHC, CHC acquired 2,000,000 restricted shares of Emergent Health Corporation (“EMGE”) common stock in exchange for the issuance of 2,000,000 restricted shares of CHC common stock. The EMGE investment was valued at its estimated fair value of $250,000. The closing trading price of EMGE free trading common stock at November 20, 2014 and March 31, 2015 was $0.49 per share and $0.25 per share, respectively.

6. LICENSE AGREEMENT WITH EMERGENT HEALTH CORPORATION

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

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2015 and 2014

(Unaudited and Unreviewed)

Cappello’s Inc. has not received quarterly royalty reports or royalty payments from Emergent Health Corporation for the quarterly periods ended December 31, 2014 and March 31, 2015. Accordingly, we have not accrued any royalty income for the three months ended March 31, 2015.

7. OTHER ASSETS

Other assets consist of:

	March 31, 2015	September 30, 2014
9% equity ownership of Castle Trucking Corp.	$1	$1
9% equity ownership of U Trade Inc.	1	1

Total	$2	$2

8. STOCKHOLDERS’ EQUITY

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

The Class A Convertible Preferred Shares are non-voting and have a first priority, up to $1.00 per Class A Convertible Preferred Share, in the event of liquidation of CHC.

As a provision of the private offering, CHC used 33% of the gross proceeds of the offering to purchase $380,000 face value of U.S. Treasury Strips (the “Strips”) maturing August 15, 2011 (see Note 4).

The proceeds from the Strips were available to holders of the Class A Convertible Preferred Shares and were in addition to the other assets of CHC. The Strips, and upon maturity, subsequent investments purchased from such proceeds, were to be held by CHC to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of CHC. The protection afforded by the Strips was to terminate upon the conversion of the Class A Convertible Preferred Shares and the Strips, or their proceeds, were to thereafter be available to CHC.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2015 and 2014

(Unaudited and Unreviewed)

On January 7, 2015, CHC offered its Class A Convertible Preferred shareholders the ability to convert each one (1) share of CHC Class A Convertible Preferred stock owned into two (2) restricted shares of restricted CHC common stock (the “Offer”). Through March 31, 2015, 18 of the Class A Convertible Preferred shareholders (representing 179,500 shares, or approximately 26% of the 699,250 issued and outstanding shares of Class A Convertible Preferred Stock) responded to the Offer. 17 of the responding shareholders (representing 177,000 shares) accepted the Offer; the 1 other responding shareholder (representing 2,500 shares) declined the Offer. Accordingly, CHC has initiated the issuance of a total of 354,000 restricted shares of CHC common stock to the 17 Class A Convertible Preferred shareholders who accepted the Offer.

The 17 accepting shareholders represented approximately 98.6% of the responding shareholders’ shares and constituted a quorum. On February 15, 2015, based on the results of the Offer, the majority stockholder and Board of Directors approved the release of restrictions on the proceeds from the Strips.

Common Stock

On November 20, 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHC, CHC issued a total of 7,000,000 restricted shares of CHC common stock to Cappello’s Inc. (“Cappello’s”) in exchange for (1) Cappello’s assignment of a License Agreement between Cappello’s and EMGE dated August 26, 2014 to CHC effective January 1, 2015 (2,000,000 shares) (see Note 6. above), (2) 2,000,000 restricted shares of EMGE common stock (2,000,000 shares) (see Note 5. above), and (3) $45,000 cash (3,000,000 shares).

9. INCOME TAXES

CHC files a consolidated income tax return with its subsidiaries for federal reporting purposes. CHC and its subsidiaries file separate income tax returns for state reporting purposes.

The provisions for (benefit from) income taxes consisted of:

	Six Months Ended March 31,
	2015	2014
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(18,618)	(5,317)
State	(3,807)	(1,087)
Change in valuation allowance	22,425	6,404

Total	-	-

Provision for income taxes	$-	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2015 and 2014

(Unaudited and Unreviewed)

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Six Months Ended March 31,
	2015	2014

Computed Federal income tax at 34%	$(19,912)	$(5,688)
Computed state income tax, net of Federal tax effect	(2,513)	(716)
Change in valuation allowance	22,425	6,404

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $411,568 attributable to the future utilization of $1,102,754 of prior year net operating loss carryforwards and $107,741 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $167,237 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, $39,208 in year 2025. The capital loss carryforward of $107,741 expires $49,175 in year 2018 and $58,566 in year 2020.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

10. COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS – Three Months ended March 31, 2015 compared to Three Months ended March 31, 2014.

For the three months ended March 31, 2015, we incurred a net loss on marketable securities of $21,756 compared to a net loss of $30,862 for the three months ended March 31, 2014. For both periods, substantially all of the marketable securities were invested in Medallion Financial Group (TAXI) common stock which price per share fell from $10.01 at December 31, 2014 to $9.26 at March 31, 2015.

Interest and dividends revenues increased $381 from $6,579 in 2014 to $6,960 in 2015.

Expenses decreased $1,089 from $1,909 in 2014 to $820 in 2015.

Net loss decreased $10,576 from $26,192 in 2014 to $15,616 in 2015. The $10,576 decrease was due to (1) the $9,106 decrease in net loss on marketable securities, (2) the $381 increase in interest and dividends revenues, and (3) the $1,089 decrease in expenses.

RESULTS OF OPERATIONS – Six Months ended March 31, 2015 compared to Six Months ended March 31, 2014:

For the six months ended March 31, 2015, we incurred a net loss on marketable securities of $69,461 compared to a net loss of $23,903 for the six months ended March 31, 2014. For both periods, substantially all of the marketable securities were invested in TAXI common stock which price per share fell from $11.66 at September 30, 2014 to $9.26 at March 31, 2015.

Interest and dividends revenues increased $4,802 from $9,118 in 2014 to $13,920 in 2015.

Expenses increased $1,082 from $1,943 in 2014 to $3,025 in 2015.

Net loss increased $41,838 from $16,728 in 2014 to $58,566 in 2015. The $41,838 increase was due to (1) the $45,558 increase in net loss on marketable securities and (2) the $1,082 increase in expenses, offset partially by the $4,802 increase in interest and dividends revenues.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, the Company had cash and cash equivalents of $50,684, total assets of $599,326, total liabilities of $3,774, and total stockholders’ equity of $595,552. Of the $599,326 total assets at March 31, 2015, $268,540 represents the quoted value of 29,000 shares TAXI common stock and $250,000 represents the carrying value of 2,000,000 restricted shares of Emergent Health Corporation (EMGE) common stock.

Cash and cash equivalents increased $30,045 from $20,639 at September 30, 2014 to $50,684 at March 31, 2015. The $30,045 increase was due primarily to the $45,000 proceeds received from the sale of 3,000,000 shares of common stock on November 20, 2014 pursuant to a Stock Purchase Agreement involving a change in control of CHOD, offset partially by the $19,908 reduction of cash from the spin off of Castle Advisors Inc. effective November 17, 2014.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: On November 20, 2014, pursuant to the Stock Purchase Agreement involving a change in control of the Company, we issued a total of 7,000,000 restricted shares of Company common stock to Cappello’s, Inc. (“Cappello’s”) in exchange for (1) Cappello’s assignment of a License Agreement between Cappello’s and Emergent Health Corporation (“EMGE”) dated August 26, 2014 to the Company effective January 1, 2015 (2,000,000 shares), (2) 2,000,000 restricted shares of EMGE common stock (2,000,000 shares), and (3) $45,000 cash (3,000,000 shares).

(b) Issuer Purchases of Equity Securities: In the three months ended March 31, 2015, we did not purchase any of our common stock. In the three months ended March 31, 2015, stockholders owning a total of 177,000 shares of CHC Class A Convertible Preferred Stock accepted the Company’s offer to convert such shares into a total of 354,000 shares of CHC common stock.

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

______________

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Holding Corp.

Date: April 23, 2015	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer

Castle Holding Corp.

Date: April 23, 2015	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer

