Form 10-Q
period 2015-06-30
CASTLE HOLDING CORP
filed 2015-08-05
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission file number 33-37809-NY

CASTLE HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	77-0121957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 West Sunrise Highway, Second Floor East

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

As of August 5, 2015, the registrant had 44,983,510 shares of common stock issued and 44,394,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding.

Castle Holding Corp.

TABLE OF CONTENTS

Quarterly Period Ended June 30, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited and Unreviewed)

	June 30, 2015	September 30, 2014
Assets
Cash and cash equivalents	$64,986	$20,639
Marketable securities, at market value	242,250	129
Restricted cash and securities, at market value	-	331,453
Investment in Emergent Health Corporation common stock	250,000	-
License agreement with Emergent Health Corporation	30,000	-
Prepaid Inventory and other assets	5,843	2

Total assets	$593,079	$352,223

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and accrued expenses	$793	$116
Loans payable to affiliates	18,081	3,081

Total liabilities	18,874	3,197

Stockholders' equity:

Preferred stock, $.01 par value; authorized 8,900,000 and 9,000,000 shares, respectively; none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 522,250 and 699,250 shares, respectively; liquidationpreference of $522,250 and $699,250, respectively	5,223	6,993
Class B Preferred stock, $.01 par value; authorized
Class B Preferred stock, $.01 par value; authorized 100,000 shares, issued and outstanding 100,000 and 0 shares, respectively	1,000	-
Common stock, $.0025 par value; authorized 100,000,000 shares, issued 44,983,510 and 37,629,510 shares, respectively (net of 261,000 shares"stopped" and requested to be cancelled)	112,459	94,074
Treasury common stock - 588,800 and 588,800 shares, respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,833,527	1,516,142
Accumulated deficit	(1,345,384)	(1,235,563)
Total stockholders' equity	574,205	349,029

Total liabilities and stockholders' equity	593,079	$352,223

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net gain (loss) on marketable securities	$(25,275)	$(19,273)	$(94,736)	$(43,176)
Interest and dividends	7,251	7,761	21,171	16,879

Total revenues	(18,024)	(11,512)	(73,565)	(26,279)

Expenses:
Issuance of 100,000 shares of Class B
Preferred Stock in connection with the receipt of a $15,000 loan	10,000	-	10,000	-
General and administrative	3,323	830	6,348	2,773

Total expenses	13,323	830	16,348	2,773

Net income (loss)	$(31,347)	$(12,342)	$(89,913)	$(29,070)

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	44,394,710	37,060,910	42,890,603	37,069,410
Diluted	44,916,960	37,760,160	43,530,853	37,768,660

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2013 to June 30, 2015
(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2013	699,250	$6,993	-	$-	37,629,510	$94,074	(551,000)	$(24,809)	$1,516,142	$(1,210,857)	$381,543

Purchase of treasury stock	-	-	-	-	-	-	(37,800)	(7,811)	-	-	(7,811)

Net loss	-	-	-	-	-	-	-	-	-	(24,706)	(24,706)

Balances, September 30, 2014	699,250	6,993	-	-	37,629,510	94,074	(588,800)	(32,620)	1,516,142	(1,235,563)	349,026

Spin-off of Castle Advisors Inc. effective November 17, 2014	-	-	-	-	-	-	-	-	-	(19,908)	(19,908)

Issuance of common shares on November 20, 2014 for:

Cash	-	-	-	-	3,000,000	7,500	-	-	37,500	-	45,000

2,000,000 restricted shares, Emergent Health Corporation ("EMGE") common stock	-	-	-	-	2,000,000	5,000	-	-	245,000	-	250,000

Rights to license agreement between Cappello's Inc, and Emergent Health Corporation	-	-	-	-	2,000,000	5,000	-	-	25,000	-	30,000

Conversion of Class A convertible preferred Stock on March 31, 2015	(177,000)	(1,770)	-	-	354,000	885	-	-	885	-	-

Issuance of Class B

Preferred Stock effective June 1, 2015	-	-	100,000	1,000	-	-	-	-	9,000	-	10,000

Net loss	-	-	-	-	-	-	-	-	-	(89,913)	(89,913)

Balances, June 30, 2015	522,250	$5,223	100,000	$1,000	44,983,510	$112,459	(588,800)	$(32,620)	$1,833,527	$(1,345,384)	$574,205

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(89,913)	$(29,070)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan	10,000	-
Changes in operating assets and liabilities:
Marketable securities	26,419	157
Restricted cash and securities	55,803	31,761
Prepaid inventory and other assets	(5,841)	-
Accounts payable and accrued expenses	677	(116)

Net cash provided by (used in) operating activities	(2,855)	2,732

Cash flows from investing activities	-	-

Cash flows from financing activities:
Acquisition of treasury stock	-	(5,439)
Proceeds from sale of common shares	45,000	-
Proceeds of loans from affiliates	15,000	2,581
Reclassification from restricted cash and securities to cash and cash equivalents	7,110	-
Spin off of Castle Advisors, Inc.	(19,908)	-

Net cash used in financing activities	47,202	(2,858)

Net increase (decrease) in cash and cash equivalents	44,347	(126)
Cash and cash equivalents, beginning of period	20,639	993

Cash and cash equivalents, end of period	$64,986	$867

Supplemental disclosures of cash flow information:
Interest paid	$31	$80
Income taxes paid	$-	$-

Non-cash investing and financing activities:

Issuance of 2,000,000 shares of CHC common stock in exchange for 2,000,000 restricted shares of Emergent Health Corp. common stock	$250,000	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)

	Nine Months Ended June 30,
	2015	2014
Issuance of 2,000,000 shares of CHC common stock in exchange for rights to license agreement between Cappello's Inc, and Emergent Health Corporation	$30,000	$-

Conversion of 177,000 shares of CHC Class A convertible preferred stock into 354,000 shares of CHC common stock	$1,770	$-

Reclassification from restricted cash and securities to marketable securities	$268,540	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2015 and 2014

(Unaudited and Unreviewed)

1. ORGANIZATION

Castle Holding Corp. ("CHC") is a holding company which was incorporated in Nevada on June 13, 1986. The subsidiaries of CHC are as follows:

1.	Castle Royalties Corp. (incorporated in New York April 11, 1991) - name changed from Church Street Securities Corp. on March 16, 2015; assignee of License Agreement with Emergent Health Corporation effective March 16, 2015 (see Note 6).

2.	SAS Health and Beauty Corp. (incorporated in New York May 27, 1994) - name changed from Wall Street Indians, Ltd. on March 31, 2015; manufactures and markets a skin care product.

3.	The Unlisted Stock Market Corporation (incorporated in New York December 9, 1999) - no operations from inception.

4.	Shark Venture Capital Inc. (incorporated in Nevada December 22, 2014) - plans to engage in venture capital activities.

Effective November 17, 2014, CHC spun off all of the shares of its then wholly owned subsidiary Castle Advisors, Inc. ("CAI") to CHC's common stockholders of record as of the close of business on November 10, 2014. CAI, which was incorporated in New York December 23, 1993, acts as a financial consultant.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements - The accompanying unaudited interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments considered necessary for a fair presentation.

The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2015. The accompanying unaudited interim financial statements should be read in conjunction with the Company's financial statements and notes related thereto for the years ended September 30, 2014 and 2013 included in our Form 10-K filed with the SEC.

Principles of consolidation - The consolidated financial statements include the accounts of CHC and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2015 and 2014

(Unaudited and Unreviewed)

Marketable securities - Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income $(95,851) and $(49,050) for the nine months ended June 30, 2015 and 2014, respectively).

Income taxes - Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net income (loss) per common share - Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding and dilutive convertible preferred shares outstanding.

Recent accounting pronouncements - In June 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending September 30, 2016, and interim periods therein; however, early application is permitted. The Company has elected to adopt the new reporting standard for financial statements filed with the Form 10-Q for the three months ended December 31, 2014. Other than simplifying the presentation of the financial statements and disclosures needed to be made by the Company, the adoption of ASU 2014-10 has not affected the Company's consolidated financial statements.

3. MARKETABLE SECURITIES, AT MARKET VALUE

At June 30, 2015 and September 30, 2014, marketable securities consist of:

	June 30, 2015	September 30, 2014

29,000 and 0 shares, respectively, Medallion Financial Group (TAXI)	$242,150	$-

Various	100	129

Total	$242,250	$129

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2015 and 2014

(Unaudited and Unreviewed)

On February 15, 2015, the majority stockholder and the Board of Directors approved the release of restrictions with respect to the cash and marketable securities held at CHC accounts with TD Ameritrade Inc. and E Trade Securities LLC (see Note 4). Accordingly, we have reclassified on the Consolidated Statements of Financial Condition the marketable securities included in "Restricted Cash and Securities, at Market Value" at September 30, 2014 to "Marketable Securities, at Market Value" at March 31, 2015.

4. RESTRICTED CASH AND SECURITIES, AT MARKET VALUE

At September 30, 2014, restricted cash and securities consist of:

September 30, 2014

Uninvested cash	$1,475
Marketable securities:
588,800 shares, Castle Holding Corp. (CHOD) (reflected as treasury
stock in the consolidated statement of financial condition )	136,896
28,300 shares, Medallion FinancialGroup (TAXI)	329,978

Subtotal	468,349

Less Castle Holding Corp. (CHOD) shares treated as treasury stock	(136,896)

Net	$331,453

Except for 385,000 shares Castle Holding Corp. held in safekeeping at September 30, 2014, the restricted cash and securities were held at accounts with TD Ameritrade Inc. (the "First FBO Account") and E Trade Securities LLC (the "Second FBO Account"). The First FBO Account was established in 2001 to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of CHC (see Note 9).

In 2001, as a provision of the private offering (see Note 8), CHC purchased a total of $380,000 face value of United States Treasury Strips (the "Strips") maturing August 15, 2011 for a total of approximately $233,000. On August 15, 2011, the Strips matured and the First FBO Account was credited $380,000. Since August 15, 2011, the FBO Accounts have acquired and sold a variety of marketable equity securities.

On February 15, 2015, the majority stockholder and the Board of Directors approved the release of restrictions with respect to the cash and marketable securities held at CHC accounts with TD Ameritrade Inc. and E Trade Securities LLC. Accordingly, we have reclassified on the Consolidated Statements of Financial Condition the marketable securities included in "Restricted Cash and Securities, at Market Value" at September 30, 2014 to "Marketable Securities, at Market Value" at March 31, 2015.

The Board action was taken based on the results of CHC's offering to Class A Convertible Preferred shareholders to convert each share of CHC Class A Convertible Preferred Stock owned into 2 restricted shares of CHC common stock (see Note 9).

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2015 and 2014

(Unaudited and Unreviewed)

5. INVESTMENT IN EMERGENT HEALTH CORPORATION COMMON STOCK

On November 20. 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHC, CHC acquired 2,000,000 restricted shares of Emergent Health Corporation ("EMGE") common stock in exchange for the issuance of 2,000,000 restricted shares of CHC common stock. The EMGE investment was valued at its estimated fair value of $250,000. The closing trading price of EMGE free trading common stock at November 20, 2014 and June 30, 2015 was $0.49 per share and $0.21 per share, respectively.

6. LICENSE AGREEMENT WITH EMERGENT HEALTH CORPORATION

On November 20, 2014, pursuant to the Stock Purchase Agreement involving a change in control of CHC, CHC was assigned effective January 1, 2015 the License Agreement between Cappello's, Inc, (Licensor) and EMGE (Licensee) dated August 26, 2014 (the "EMGE License Agreement") in exchange for the issuance of 2,000,000 restricted shares of CHC common stock. The EMGE License Agreement was valued at its estimated fair value of $30,000 based upon 2014 royalties.

The EMGE License Agreement provides for Licensee's payment of quarterly royalty payments to Licensor equal to 5% of the first $1,000,000 of annual net sales of the Licensed Products, 4% of the next $1,000,000 of annual net sales, 3% of the next $1,000,000 of annual net sales, 2% of the next $2,000,000 of annual net sales, and 1% of all additional annual net sales. The term of the EMGE License Agreement expires upon the expiration of the last to expire of the Patent Rights. In the event the Base Sales of any one or more of the Licensed Products do not increase by 15% per year over each prior calendar year ("Underperforming Licensed Products") and the Licensee does not pay royalties based on 15% annual increases in Base Sales for the Underperforming Licensed Product(s), Licensor may terminate the license for such Underperforming Licensed Product(s) or convert the license from an exclusive license to a non-exclusive license for such Underperforming Licensed Product(s). During the term, Licensor is to keep Licensee informed of the progress of the Patent Rights in the U.S. Patent Office and is to direct and control all aspects of the prosecution and maintenance of the Patent Rights using patent counsel of its choice; Licensee is to pay all reasonable costs and fees attributable to the Patent Rights including patent maintenance fees, government fees and attorney fees.

Cappello's Inc. has not received quarterly royalty reports or royalty payments from Emergent Health Corporation for the quarterly periods ended December 31, 2014, March 31, 2015, and June 30, 2015. Accordingly, we have not accrued any royalty income for the six months ended June 30, 2015.

On June 17, 2015, pursuant to a Swenson-Emergent Loan and Security Agreement, the Company consented to EMGE's grant of a security interest in the License Agreement to a lender.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2015 and 2014

(Unaudited and Unreviewed)

7. PREPAID INVENTORY AND OTHER ASSETS

Prepaid inventory and other assets consist of:

	June 30, 2015	September 30, 2014
Prepaid inventory	$3,941	$-
Prepaid rent	950	-
Security deposit	950	-
9% equity ownership of Castle Trucking Corp.	1	1
9% equity ownership of U Trade Inc.	1	1

Total	$5,843	$2

8. LOANS PAYABLE TO AFFILIATES

Loan payable to affiliates consist of:

	June 30, 2015	September 30, 2014

SAS Health and Beauty Corp. Promissory Note due John V. Cappello, chief executive officer of the Company, non-interest bearing, due December 1, 2016	$15,000	$-

Loans payable to entities affiliated with president and treasurer of the Company, non-interest bearing, due on demand	3,081	3,081

Total	$18,081	$3,081

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2015 and 2014

(Unaudited and Unreviewed)

9. STOCKHOLDERS' EQUITY

Class A Convertible Preferred Stock

From March 2001 to September 2001, CHC sold a total of 706,750 shares of Class A Convertible Preferred Stock for gross proceeds of $706,750.

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

As a provision of the private offering, CHC used 33% of the gross proceeds of the offering to purchase $380,000 face value of U.S. Treasury Strips (the "Strips") maturing August 15, 2011 (see Note 4).

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

On January 7, 2015, CHC offered its Class A Convertible Preferred shareholders the ability to convert each one (1) share of CHC Class A Convertible Preferred stock owned into two (2) restricted shares of restricted CHC common stock (the "Offer"). Through March 31, 2015, 18 of the Class A Convertible Preferred shareholders (representing 179,500 shares, or approximately 26% of the 699,250 issued and outstanding shares of Class A Convertible Preferred Stock) responded to the Offer. 17 of the responding shareholders (representing 177,000 shares) accepted the Offer; the 1 other responding shareholder (representing 2,500 shares) declined the Offer. Accordingly, in May 2015, CHC issued a total of 354,000 restricted shares of CHC common stock to the 17 Class A Convertible Preferred shareholders who accepted the Offer.

The 17 accepting shareholders represented approximately 98.6% of the responding shareholders' shares and constituted a quorum. On February 15, 2015, based on the results of the Offer, the majority stockholder and Board of Directors approved the release of restrictions on the proceeds from the Strips.

Class B Preferred Stock

Effective June 1, 2015, CHC issued 100,000 shares of Class B Preferred Stock (valued at $10,000) to John V. Cappello, chief executive officer of the Company, in connection with a $15,000 loan made to SAS Health and Beauty Corp., subsidiary of CHC (see Note 8). Each share of Class B Preferred Stock is entitled to 100 votes per share but has no conversion, liquidation, or dividend rights.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2015 and 2014

(Unaudited and Unreviewed)

Common Stock

On November 20, 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHC, CHC issued a total of 7,000,000 restricted shares of CHC common stock to Cappello's Inc. ("Cappello's") in exchange for (1) Cappello's assignment of a License Agreement between Cappello's and EMGE dated August 26, 2014 to CHC effective January 1, 2015 (2,000,000 shares) (see Note 6. above), (2) 2,000,000 restricted shares of EMGE common stock (2,000,000 shares) (see Note 5. above), and (3) $45,000 cash (3,000,000 shares).

10. INCOME TAXES

CHC files a consolidated income tax return with its subsidiaries for federal reporting purposes. CHC and its subsidiaries file separate income tax returns for state reporting purposes.

The provisions for (benefit from) income taxes consisted of:

	Nine Months Ended June 30,
	2015	2014
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(28,583)	(9,241)
State	(5,844)	(1,890)
Change in valuation allowance	34,427	11,131

Total	-	-

Provision for income taxes	$-	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2015 and 2014

(Unaudited and Unreviewed)

The Company's effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Nine Months Ended June 30,
	2015	2014

Computed Federal income tax at 34%	$(30,570)	$(9,884)
Computed state income tax, net of Federal tax effect	(3,857)	(1,247)
Change in valuation allowance	34,427	11,131

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $411,568 attributable to the future utilization of $1,102,754 of prior year net operating loss carryforwards and $139,088 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $167,237 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, and $39,208 in year 2025. The capital loss carryforward of $139,088 expires $49,175 in year 2018 and $89,913 in year 2020.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

11. COMMITMENTS AND CONTINGENCIES

Since December 2005, the Company has been using space in Freeport New York provided by a public accounting firm owned by the Company's treasurer at no cost to the Company.

12. SUBSEQUENT EVENT

On July 2, 2015, a Lease Agreement was fully executed by J. M. Basile & Associates, Inc., Agent for Jamil Bami ("Lessor") and the Company (as Lessee). The lease provides for the Company to rent office space in King of Prussia, Pennsylvania for a term of 1 year from September 2015 to August 2016 at a rent of $950 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Castle Holding Corp. ("CHOD") is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. Since January 2005, CHOD and its subsidiaries have had minimal business operations and operating revenues.

Commencing in the quarterly period ending September 30, 2015, CHOD expects operating revenues from sales of a skin care product by its subsidiary SAS Health and Beauty Corp.

RESULTS OF OPERATIONS - Three Months ended June 30, 2015 compared to Three Months ended June 30, 2014.

For the three months ended June 30, 2015, we incurred a net loss on marketable securities of $25,275 compared to a net loss of $19,273 for the three months ended June 30, 2014. For both periods, substantially all of the marketable securities were invested in Medallion Financial Group (TAXI) common stock which price per share fell from $9.26 at March 31, 2015 to $8.35 at June 30, 2015.

Interest and dividends revenues decreased $510 from $7,761 in 2014 to $7,251 in 2015.

Expenses increased $12,493 from $830 in 2014 to $13,323 in 2015. The increase was due primarily to the $10,000 expense in 2015 from the issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan from John V. Cappello, chief executive officer of the Company.

Net loss increased $19,005 from $12,342 in 2014 to $31,347 in 2015. The $19,005 increase was due to (1) the $6,002 increase in net loss on marketable securities, (2) the $510 decrease in interest and dividends revenues, and (3) the $12,493 increase in expenses.

RESULTS OF OPERATIONS - Nine Months ended June 30, 2015 compared to Nine Months ended June 30, 2014:

For the nine months ended June 30, 2015, we incurred a net loss on marketable securities of $94,736 compared to a net loss of $43,176 for the nine months ended June 30, 2014. For both periods, substantially all of the marketable securities were invested in TAXI common stock which price per share fell from $11.66 at September 30, 2014 to $8.35 at June 30, 2015.

Interest and dividends revenues increased $4,292 from $16,879 in 2014 to $21,171 in 2015.

Expenses increased $13,575 from $2,773 in 2014 to $16,348 in 2015. The increase was due primarily to the $10,000 expense in 2015 from the issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan from John V. Cappello, chief executive officer of the Company.

Net loss increased $60,843 from $29,070 in 2014 to $89,913 in 2015. The $60,843 increase was due to (1) the $51,560 increase in net loss on marketable securities and (2) the $13,575 increase in expenses, offset partially by the $4,292 increase in interest and dividends revenues.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, the Company had cash and cash equivalents of $64,986, total assets of $593,079, total liabilities of $18,874, and total stockholders' equity of $574,205. Of the $593,079 total assets at June 30, 2015, $242,150 represents the quoted value of 29,000 shares TAXI common stock and $250,000 represents the carrying value of 2,000,000 restricted shares of Emergent Health Corporation (EMGE) common stock.

Cash and cash equivalents increased $44,347 from $20,639 at September 30, 2014 to $64,986 at June 30, 2015. The $44,347 increase was due primarily to the $45,000 proceeds received from the sale of 3,000,000 shares of common stock on November 20, 2014 pursuant to a Stock Purchase Agreement involving a change in control of CHOD and the $15,000 loan received from John V. Cappello, offset partially by the $19,908 reduction of cash from the spin off of Castle Advisors Inc. effective November 17, 2014.

The Company currently has no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

Changes inand Disagreements with Accountants on Accounting and Financial Disclosure

Since year ended September 30, 2002, Castle Holding Corp. has had no principal accountant. Accordingly, there has been no disagreements with accountants on accounting and financial disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities - On November 20, 2014, pursuant to the Stock Purchase Agreement involving a change in control of the Company, we issued a total of 7,000,000 restricted shares of Company common stock to Cappello's, Inc. ("Cappello's") in exchange for (1) Cappello's assignment of a License Agreement between Cappello's and Emergent Health Corporation ("EMGE") dated August 26, 2014 to the Company effective January 1, 2015 (2,000,000 shares), (2) 2,000,000 restricted shares of EMGE common stock (2,000,000 shares), and (3) $45,000 cash (3,000,000 shares).

In the three months ended March 31, 2015, stockholders owning a total of 177,000 shares of CHC Class A Convertible Preferred Stock accepted the Company's offer to convert such shares into a total of 354,000 shares of CHC common stock.

Effective June 1, 2015, CHC issued 100,000 shares of Class B Preferred Stock (valued at $10,000) to John V. Cappello, chief executive officer of the Company, in connection with a $15,000 loan made to SAS Health and Beauty Corp., subsidiary of CHC (see Note 8). Each share of Class B Preferred Stock is entitled to 100 votes per share but has no conversion, liquidation, or dividend rights.

(b) Issuer Purchases of Equity Securities: In the three months ended June 30, 2015, we did not purchase any of our common stock or Class A Convertible Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are including with this filing:

3.1*	Articles of Incorporation (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

3.2*	Amendment to Articles of Incorporation (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

3.2*	Amendment to Articles of Incorporation filed August 15, 2001 (September 30, 2001 Form 10-K filed January 15, 2002)

3.3*	By-laws (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

4.4*	Specimen Stock Certificate (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

31.1	Sarbanes-Oxley Section 302 certification by John V. Cappello

31.2	Sarbanes-Oxley Section 302 certification by Michael T. Studer

32.1	Sarbanes-Oxley Section 906 certification by John V. Cappello

32.2	Sarbanes-Oxley Section 906 certification by Michael T. Studer

99.1*	Complaint for Injunctive and Other Relief (dated September 14, 1994) - Securities and Exchange Commission, Plaintiff (Form 8-K dated September 13, 1994)

99.3*	Distribution Agreement (Form 8-K filed October 29, 2014)
_________

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Holding Corp.

Date: August 5, 2015	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer

Castle Holding Corp.

Date: August 5, 2015	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer

