Form 10-K/A
period 2014-09-30
CASTLE HOLDING CORP
filed 2015-09-15
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 to Form 10-K for the fiscal year ended September 30, 2014, filed with the U.S. Securities and Exchange Commission on October 22, 2014, is solely to amend Item 10(f) to add disclosure of the PCAOB’s September 2012 sanction against Michael T. Studer (secretary, treasurer, and a director of the Company).

No other changes have been made to the Form 10-K. This Amendment No.1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any other disclosures made in the original Form 10-K.

2

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

On September 7, 2012, pursuant to an Offer of Settlement without admitting or denying the allegations, the Public Company Accounting Oversight Board (“PCAOB”) issued an Order Instituting Disciplinary Proceedings Making Findings, and Imposing Sanctions against Michael T. Studer CPA P.C. (the “Firm”) and Michael T. Studer (“Studer”) for Respondents' alleged “violations of PCAOB rules and auditing standards and PCAOB quality control standards in connection with the Firm's integrated audit of internal control over financial reporting and financial statements of one issuer client as of and for the year ended December 31, 2008, and the Firm's audits of the financial statements of two issuer clients for the years ended December 31, 2006 and 2007, respectively.” See PCAOB Release No. 105-2012-007 dated September 7, 2012.

Castle Holding Corp. has not adopted a Code of Ethics.

Castle Holding Corp. has no audit committee or any other committee of the Board of Directors.

3

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Holding Corp.

Date: September __, 2015	By:	/s/ John V. Cappello
John V. Cappello Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Castle Holding Corp.

Date: September __, 2015	By:	/s/ Michael T. Studer
Michael T. Studer Secretary, Treasurer, Chief Financial Officer

4