Form 10-K
period 2015-09-30
CASTLE HOLDING CORP
filed 2015-10-26
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 9,648,340 shares of common stock held by non-affiliates of the Registrant (based on the $0.16 last reported price on the OTC Markets) on March 31, 2015 was $1,543,734.

As of October 23, 2015, the registrant had 44,983,510 shares of common stock issued and 44,394,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding and 100,000 Class B preferred shares issued and outstanding.

EXPLANATORY NOTE

Castle Holding Corp. ("CHOD") previously voluntarily filed quarterly and annual reports up to and including the quarterly period ended June 30, 2002.

Commencing with the Form 10-K for the annual period ended September 30, 2013, CHOD has resumed voluntary filings of quarterly and annual reports.

2

Castle Holding Corp.

TABLE OF CONTENTS

Fiscal Year Ended September 30, 2015

PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

Castle Holding Corp. ("CHOD") is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. Since January 2005, CHOD and its subsidiaries have had minimal business operations and operating revenues. Commencing July 2015, CHOD's subsidiary SAS Health and Beauty Corp. has engaged in the production and sales of a skin care product called SAS Flower of Youth Facial Lift Spray.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. PROPERTIES

We do not currently own any property. The Company's offices are located at 111 West Sunrise Highway, Freeport, NY 11520 and 10102 Valley Forge Circle, King of Prussia, Pennsylvania, 19406. The Freeport office space is provided by Michael T. Studer CPA P.C., a public accounting firm owned by Michael T. Studer, our Treasurer and a director, at no cost to the Company. The King of Prussia office space is rented pursuant to a lease which expires August 31, 2016.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Fiscal Year ended September 30, 2015	High	Low
Quarter ended December 31, 2014	$0.60	0.23
Quarter ended March 31, 2015	$0.23	0.16
Quarter ended June 30, 2015	$0.23	0.14
Quarter ended September 30, 2015	$0.12	0.035

Fiscal Year ended September 30, 2014	High	Low
Quarter ended December 31, 2013	$0.35	0.20
Quarter ended March 31, 2014	$0.29	0.20
Quarter ended June 30, 2014	$0.30	0.1501
Quarter ended September 30, 2014	$0.25	0.16

The Company's Class A Convertible Preferred Stock and Class B Preferred Stock are not publicly traded or quoted.

•	Holders of Common Stock and Preferred Stock.

As of October 23, 2015, the number of holders of record of the Company's common stock was 258. The number of holders of record of the Company's Class A Convertible Preferred Stock was 94. The number of holders of record of the Company Class B Preferred Stock was 1.

•	Dividends.

Registrant has paid no cash dividends and has no present plan to pay cash dividends, intending instead to reinvest its earnings, if any. However, payment of future cash dividends will be determined from time to time by its Board of Directors, based upon its future earnings, financial condition, capital requirements and other factors.

•	Securities Authorized for Issuance under Equity Compensation Plans.

None.

•	Recent Sales of Unregistered Securities.

None for the quarterly period ended September 30, 2015.

•	Issuer Purchases of Equity Securities.

None for the quarterly period ended September 30, 2015.

We presently have no publicly announced repurchase plan or program to purchase our Common Stock or Series A Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Castle Holding Corp. ("CHOD") is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. Since January 2005, CHOD and its subsidiaries have had minimal business operations and operating revenues. Commencing July 2015, CHOD's subsidiary SAS Health and Beauty Corp. has engaged in the production and sales of a skin care product called SAS Flower of Youth Facial Lift Spray.

Results of Operations – Year ended September 30, 2015 compared to Year ended September 30, 2014.

Sales increased $4,167 from $0 in 2014 to $4,167 in 2015 (all from sales of the SAS Flower of Youth Facial Lift Spray product, which was launched in the three months ended September 30, 2015).

Cost of sales increased $1,629 from $0 in 2014 to $1,629 in 2015 (all from sales of the SAS Flower of Youth Facial Lift Spray).

Gross profit increased $2,538 from $0 in 2014 to $2,538 in 2015 (all from sales of the SAS Flower of Youth Facial Lift Spray). The gross profit percentage of sales in 2015 was approximately 61%.

Total operating expenses increased $14,196 from $3,140 in 2014 to $17,336 in 2015. The increase was primarily due to $10,499 of selling, general and administrative expenses incurred by our subsidiary SAS Health and Beauty Corp. primarily in connection with the launch of the SAS Flower of Youth Facial Lift Spray product.

Other expense – net increased $167,108 from $21,566 in 2014 to $188,674 in 2015. The increase was due primarily to the $90,000 expense recognized in 2015 from impairment of our investment in Emergent Health Corporation common stock, the $10,000 expense recognized in 2015 from the issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan from John V. Cappello, chief executive officer of the Company, and the $51,780 increase in net loss on marketable securities from $65,286 in 2014 to $117,066 in 2015. For both periods, substantially all of the marketable securities were invested in TAXI common stock which price per share fell from $11.66 at September 30, 2014 to $7.58 at September 30, 2015.

Net loss increased $178,766 from $24,706 in 2014 to $203,472 in 2015. The increase was due to the $14,196 increase in operating expenses and the $167,108 increase in other expense-net, offset partially by the $2,538 gross profit in 2015.

Liquidity and Capital Resources

At September 30, 2015, the Company had cash and cash equivalents of $65,969, total assets of $479,950, total liabilities of $19,304, and total stockholders' equity of $460,646. Of the $479,950 total assets at September 30, 2015, $219,820 represents the quoted value of 29,000 shares TAXI common stock and $160,000 represents the carrying value of 2,000,000 restricted shares of Emergent Health Corporation (EMGE) common stock.

Cash and cash equivalents increased $45,330 from $20,639 at September 30, 2014 to $65,969 at September 30, 2015. The $45,330 increase was due primarily to the $45,000 proceeds received from the sale of 3,000,000 shares of common stock on November 20, 2014 pursuant to a Stock Purchase Agreement involving a change in control of CHOD and the $15,000 loan received from John V. Cappello, offset partially by the $19,908 reduction of cash from the spin off of Castle Advisors Inc. effective November 17, 2014.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)

	September 30, 2015	September 30, 2014
Assets
Cash and cash equivalents	$65,969	$20,639
Marketable securities, at market value	219,920	129
Inventory	3.109	-
Restricted cash and securities, at market value	-	331,453
Investment in Emergent Health Corporation common stock	160,000	-
License agreement with Emergent Health Corporation	30,000	-
Other assets	952	2

Total assets	$479,950	$352,223

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$1,223	$116
Loans payable to affiliates	18,081	3,081

Total liabilities	19,304	3,197

Stockholders' equity:
Preferred stock, $.01 par value; authorized 8,900,000 and 9,000,000 shares, respectively; none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 522,250 and 699,250 shares, respectively; liquidation preference of $522,250 and $699,250, respectively	5,223	6,993
Class B Preferred stock, $.01 par value; authorized 100,000 shares, issued and outstanding 100,000 and 0 shares, respectively	1,000	-
Common stock, $.0025 par value; authorized 100,000,000 shares, issued 44,983,510 and 37,629,510 shares, respectively (net of 261,000 shares "stopped" and requested to be cancelled)	112,459	94,074
Treasury common stock - 588,800 and 588,800 shares, respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,833,527	1,516,142
Accumulated deficit	(1,458,943)	(1,235,563)
Total stockholders' equity	460,646	349,026

Total liabilities and stockholders' equity	$479,950	$352,223

 See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Year Ended September 30,
	2015	2014
Sales	$4,167	$-
Cost of sales	1,629	-
Gross profit	2,538	-

Selling expenses	1,458	-
General and administrative expenses	15,878	3,140
Total operating expenses	17,336	3,140

Income (loss) from operations	(14,798)	(3,140)

Other income (expense):
Interest and dividends revenues	28,421	23,720
Consulting fee	-	20,000
Net gain (loss) on marketable securities	(117,066)	(65,286)
Impairment of investment in Emergent Health Corporation common stock	(90,000)	-
Issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan	(10,000)	-
Interest expense	(31)	-
Total other income (expense) - net	(188,674)	(21,566)

Income (loss) before income taxes	(203,472)	(24,706)
Provision for income taxes	-	-

Net income (loss)	$(203,472)	$(24,706)

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	43,266,630	37,063,773
Diluted	43,877,380	37,763,023

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended September 30, 2014 and 2015
(Unaudited)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2013	699,250	$6,993	-	$-	37,629,510	$94,074	(551,000)	$(24,809)	$1,516,142	$(1,210,857)	$381,543

Purchase of treasury stock	-	-	-	-	-	-	(37,800)	(7,811)	-	-	(7,811)

Net loss	-	-	-	-	-	-	-	-	-	(24,,706)	(24,706)

Balances, September 30, 2014	699,250	6,993	-	-	37,629,510	94,074	(588,800)	(32,620)	1,516,142	(1,235,563)	349,026

Spin-off of Castle Advisors Inc. effective November 17, 2014	-	-	-	-	-	-	-	-	-	(19,908)	(19,908)

Issuance of common shares on November 20, 2014 for:
Cash	-	-	-	-	3,000,000	7,500	-	-	37,500	-	45,000
2,000,000 restricted shares, Emergent Health Corporation ("EMGE") common stock	-	-	-	-	2,000,000	5,000	-	-	245,000	-	250,000
Rights to license agreement between Cappello's Inc, and Emergent Health Corporation	-	-	-	-	2,000,000	5,000	-	-	25,000	-	30,000

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended September 30, 2014 and 2015
(Unaudited)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Conversion of Class A convertible preferred Stock on March 31, 2015	(177,000)	(1,770)	-	-	354,000	885	-	-	885	-	-

Issuance of Class B Preferred Stock effective June 1, 2015	-	-	100,000	1,000	-	-	-	-	9,000	-	10,000

Net loss	-	-	-	-	-	-	-	-	-	(203,472)	(203,472)

Balances, September 30, 2015	522,250	$5,223	100,000	$1,000	44,983,510	$112,459	(588,800)	$(32,620)	$1,833,527	$(1,458,943)	$460,646

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Year Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(203,472)	$(24,706)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of investment in Emergent Health Corporation common stock	90,000	-
Issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan	10,000	-
Changes in operating assets and liabilities:
Marketable securities	48,749	97
Inventory	(3,109)	-
Restricted cash and securities	55,803	49,485
Other assets	(950)	-
Accounts payable and accrued expenses	1,107	-

Net cash provided by (used in) operating activities	(1,872)	24,876

Cash flows from investing activities	-	-

Cash flows from financing activities:
Acquisition of treasury stock	-	(7,811)
Proceeds from sale of common shares	45,000	-
Proceeds of loans from affiliates	15,000	2,581
Reclassification from restricted cash and securities to cash and cash equivalents	7,110	-
Spin off of Castle Advisors, Inc.	(19,908)	-

Net cash used in financing activities	47,202	(5,230)

Net increase (decrease) in cash and cash equivalents	45,330	19,646
Cash and cash equivalents, beginning of period	20,639	993

Cash and cash equivalents, end of period	$65,969	$20,639

Supplemental disclosures of cash flow information:
Interest paid	$31	$101
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2015	2014

Non-cash investing and financing activities:

Issuance of 2,000,000 shares of CHC common stock in exchange for 2,000,000 restricted shares of Emergent Health Corp. common stock	$250,000	$-

Issuance of 2,000,000 shares of CHC common stock in exchange for rights to license agreement between Cappello's Inc. and Emergent Health Corporation	$30,000	$-

Conversion of 177,000 shares of CHC Class A convertible preferred stock into 354,000 shares of CHC common stock	$1,770	$-

Reclassification from restricted cash and securities to marketable securities	$268,540	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended September 30, 2015 and 2014
(Unaudited)<>

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

2.

SAS Health and Beauty Corp. (incorporated in New York May 27, 1994) – name changed from Wall Street Indians, Ltd. on March 31, 2015; manufactures and markets a skin care product called SAS Flower of Youth Facial Lift Spray.

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

Cash and cash equivalents The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Marketable securities Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($118,181) and ($69,283) for the years ended September 30, 2015 and 2014, respectively).

Inventory – Inventory is stated at the lower of cost (first–in, first–out method) or market (net realizable value). At September 30, 2015, inventory consists of bottles of a skin care product called SAS Flower of Youth Facial Lift Spray.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended September 30, 2015 and 2014
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

Recent accounting pronouncements – In June 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company was required to adopt this new standard on a retrospective basis for the year ending September 30, 2016, and interim periods therein; however, early application was permitted. The Company elected to adopt the new reporting standard for financial statements filed with the Form 10-Q for the three months ended December 31, 2014. Other than simplifying the presentation of the financial statements and disclosures needed to be made by the Company, the adoption of ASU 2014-10 has not affected the Company's consolidated financial statements.

3. MARKETABLE SECURITIES, AT MARKET VALUE

At September 30, 2015 and September 30, 2014, marketable securities consist of:

	September 30, 2015	September 30, 2014

29,000 and 0 shares, respectively, Medallion Financial Group (TAXI)	$219,820	$-
Various	100	129

Total	$219,920	$129

On February 15, 2015, the majority stockholder and the Board of Directors approved the release of restrictions with respect to the cash and marketable securities held at CHC accounts with TD Ameritrade Inc. and E Trade Securities LLC (see Note 4). Accordingly, we have reclassified on the Consolidated Statements of Financial Condition the marketable securities included in "Restricted Cash and Securities, at Market Value" commencing September 30, 2014 to "Marketable Securities, at Market Value" commencing March 31, 2015.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended September 30, 2015 and 2014
(Unaudited)

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

In 2001, as a provision of the private offering (see Note 8), CHC purchased a total of $380,000 face value of United States Treasury Strips (the "Strips") maturing August 15, 2011 for a total of approximately $233,000. On August 15, 2011, the Strips matured and the First FBO Account was credited $380,000. From August 15, 2011 to March 31, 2015, the FBO Accounts acquired and sold a variety of marketable equity securities.

On February 15, 2015, the majority stockholder and the Board of Directors approved the release of restrictions with respect to the cash and marketable securities held at CHC accounts with TD Ameritrade Inc. and E Trade Securities LLC. Accordingly, we have reclassified on the Consolidated Statements of Financial Condition the marketable securities included in "Restricted Cash and Securities, at Market Value" at September 30, 2014 to "Marketable Securities, at Market Value" commencing March 31, 2015.

The Board action was taken based on the results of CHC's offering to Class A Convertible Preferred shareholders to convert each share of CHC Class A Convertible Preferred Stock owned into 2 restricted shares of CHC common stock (see Note 8).

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended September 30, 2015 and 2014
(Unaudited)

5. INVESTMENT IN EMERGENT HEALTH CORPORATION COMMON STOCK

On November 20. 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHC, CHC acquired 2,000,000 restricted shares of Emergent Health Corporation ("EMGE") common stock in exchange for the issuance of 2,000,000 restricted shares of CHC common stock. The EMGE investment was initially valued at an estimated fair value of $250,000. The closing trading price of EMGE free trading common stock at November 20, 2014 was $0.49 per share.

At September 30, 2015, the Company recognized an impairment loss on the investment in EMGE common stock of $90,000 and reduced the carrying value from $250,000 to $160,000. The closing trading price of EMGE free trading common stock at September 30, 2015 was $0.08 per share.

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

The Company and Cappello's Inc. have not received quarterly royalty reports or royalty payments from Emergent Health Corporation for the quarterly periods ended December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015. Accordingly, we have not accrued any royalty income for the nine months ended September 30, 2015.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended September 30, 2015 and 2014
(Unaudited)

7. LOANS PAYABLE TO AFFILIATES

Loan payable to affiliates consist of:

	September 30, 2015	September 30, 2014
SAS Health and Beauty Corp. Promissory
Note due John V. Cappello, chief executive
officer of the Company, non-interest
bearing, due December 1, 2016	$15,000	$-

Loans payable to entities affiliated with
president and treasurer of the Company,
non-interest bearing, due on demand	3,081	3,081

Total	$18,081	$3,081

8. STOCKHOLDERS' EQUITY

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
Years Ended September 30, 2015 and 2014
(Unaudited)

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

Class B Preferred Stock

Effective June 1, 2015, CHC issued 100,000 shares of Class B Preferred Stock (valued at $10,000) to John V. Cappello, chief executive officer of the Company, in connection with a $15,000 loan made to SAS Health and Beauty Corp., subsidiary of CHC (see Note 7). Each share of Class B Preferred Stock is entitled to 100 votes per share but has no conversion, liquidation, or dividend rights.

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

The provisions for (benefit from) income taxes consisted of:

	Year Ended September 30,
	2015	2014
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(32,894)	(7,854)
State	(6,725)	(1,606)
Change in valuation allowance	39,619	9,460

Total	-	-

Provision for income taxes	$-	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended September 30, 2015 and 2014
(Unaudited)

The Company's effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Year Ended September 30,
	2015	2014

Computed Federal income tax at 34%	$(69,180)	$(8,400)
Computed state income tax, net of Federal tax effect	(8,729)	(1,060)
Non-deductible impairment of investment in Emergent Health Corporation common stock	34,461	-
Non-deductible issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan	3,829	-
Change in valuation allowance	39,619	9,460

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to $480,694 attributable to the future utilization of $1,089,162 of prior year net operating loss carryforwards and $166,241 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $153,645 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, and $39,208 in year 2025. The capital loss carryforward of $166,241 expires $49,175 in year 2018 and $117,066 in year 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended September 30, 2015 and 2014, Castle Holding Corp. has had no principal accountant. Accordingly, there has been no disagreements with accountants on accounting and financial disclosure.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of  September 30, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) The directors of Castle Holding Corp. are:

Director Name:	Age	Other offices held	Since
John V. Cappello	74	Chief Executive Officer	2014
George R. Hebert	71	President	1987
Michael T. Studer	65	Secretary, Treasurer	1987

Each director will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

(b) The executive officers of Castle Holding Corp. are:

Officer Name:	Age	Offices held	Since
John V. Cappello	74	Chief Executive Officer	2014
George R. Hebert	71	President	1987
Michael T. Studer	65	Secretary, Treasurer	1987

Officers are elected by the Board of Directors at the annual meetings of the Registrant's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

(e) The business experience during the last five years for each director and executive officer of Castle Holding Corp. follows:

John V. Cappello has been Chief Executive Officer and a director of Castle Holding Corp. since November 2014. He also has been Chief Executive Officer of Cappello's Inc., a private research and development company, since 2005. From April 2007 to August 2014, he was the Chief Executive Officer of Emergent Health Corporation, a publicly traded company engaged in the distribution of patented and patent pending consumer products.

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

On September 7, 2012, pursuant to an Offer of Settlement without admitting or denying the allegations, the Public Company Accounting Oversight Board ("PCAOB") issued an Order Instituting Disciplinary Proceedings, Making Findings, and Imposing Sanctions against Michael T. Studer CPA P.C. (the "Firm") and Michael T. Studer ("Studer") for Respondents' alleged "violations of PCAOB rules and auditing standards and PCAOB quality control standards in connection with the Firm's integrated audit of internal control over financial reporting and financial statements of one issuer client as of and for the year ended December 31, 2008, and the Firm's audits of the financial statements of two issuer clients for the years ended December 31, 2006 and 2007, respectively." See PCAOB Release No. 105-2012-007 dated September 7, 2012.

Castle Holding Corp. has not adopted a Code of Ethics.

Castle Holding Corp. has no audit committee or any other committee of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

For the years ended September 30, 2015 and 2014, no cash or stock-based compensation has been paid to or accrued for any director or executive officer.

At September 30, 2015, there are no outstanding equity awards for any director or executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have 100,000,000 shares of authorized Common Stock, of which 44,983,510 shares are currently issued and 44,394,710 shares are currently outstanding. We also have 10,000,000 authorized shares of Preferred Stock, of which 522,250 Class A Convertible Preferred shares and 100,000 Class B Preferred shares are currently issued and outstanding.

The following table sets forth certain information as of October 23, 2015 with respect to the beneficial ownership of our outstanding Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Approximate Percent of Class
John V. Cappello (Chief Executive Officer and Director)(2)	23,000,000	51.8%
10102 Valley Forge Circle
King of Prussia, PA 19406

George R. Hebert (President and Director)	1,093,670	2.5%
183 Gordon Place
Freeport, NY 11520

Michael T. Studer (Secretary, Treasurer, and a Director)	705,600	1.6%
3 Carolyn Court
Amityville, NY 11701

Castle Holding Corp. Deferred Compensation	4,867,100	11.0%
Plan FBO George R. Hebert (3)
111 West Sunrise Highway
Freeport, NY 11520

Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer (3)	1,080,000	2.4%
111 West Sunrise Highway
Freeport, NY 11520

Thomas Prendercast c/o Castle Holding Corp.	4,000,000	9.0%
10102 Valley Forge Circle
King of Prussia, PA 19406

All Executive Officers and Directors as a Group (3 persons) (4)	30,746,370	69.3%

_____________

(1)

Unless otherwise indicated below, the Company has been advised that each person named above is the record owner of and exercises the sole voting and investment power over the shares shown opposite his name.

(2)	Includes 7,000,000 shares owned by Cappello's Inc., a corporation controlled by John V. Cappello.

(3)

Includes 50% of 1,640,000 shares owned by Castle Advisors Limited Partnership 94-1 ("CALP"). Castle Holding Corp. Deferred Compensation Plan FBO George R. Hebert and Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer each own a 50% limited partnership interest in CALP. Neither Mr. Hebert nor Mr. Studer exercises sole voting and investment power over the 1,640,000 shares owned by CALP.

(4)

Includes 4,867,100 shares relating to Castle Holding Corp. Deferred Compensation Plan FBO George R. Hebert and includes 1,080,000 shares relating to Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 20, 2014, pursuant to a Stock Purchase Agreement involving a change in control of Castle Holding Corp. ("CHC"), CHC issued a total of 7,000,000 restricted shares of CHC common stock (valued at a total of $325,000) to Cappello's Inc. ("Cappello's") in exchange for (1) Cappello's assignment of a License Agreement between Cappello's and Emergent Health Corporation ("EMGE") dated August 26, 2014 to CHC effective January 1, 2015 (2,000,000 shares valued at $30,000), (2) 2,000,000 restricted shares of EMGE common stock (2,000,000 shares valued at $250,000), and (3) $45,000 cash (3,000,000 shares valued at $45,000). Cappello's is controlled by the chief executive officer of CHC.

Effective June 1, 2015, CHC issued 100,000 shares of Class B Preferred Stock (valued at $10,000) to John V. Cappello, Chief Executive Officer of the Company, in connection with a $15,000 loan made to SAS Health and Beauty Corp., subsidiary of CHC. Each share of Class B Preferred Stock is entitled to 100 votes per share but has no conversion, liquidation, or dividend rights.

We do not consider any of our directors as being independent under Item 407(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended September 30, 2015 and 2014, Castle Holding Corp. has had no principal accountant.

PART IV

ITEM 15. EXHIBITS

The following exhibits are including with this filing:

3.1*	Articles of Incorporation (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

3.2*	Amendment to Articles of Incorporation (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

3.2*	Amendment to Articles of Incorporation filed August 15, 2001 (September 30, 2001 Form 10-K filed January 15, 2002)

3.3*	By-laws (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

4.4*	Specimen Stock Certificate (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

10.1*	Stock Purchase Agreement dated November 20, 2014 (Form 8-K filed November 26, 2014)

31.1	Sarbanes-Oxley Section 302 certification by John V. Cappello

31.2	Sarbanes-Oxley Section 302 certification by Michael T. Studer

32.1	Sarbanes-Oxley Section 906 certification by John V. Cappello

32.2	Sarbanes-Oxley Section 906 certification by Michael T. Studer

99.1*	Complaint for Injunctive and Other Relief (dated September 14, 1994) – Securities and Exchange Commission, Plaintiff (Form 8-K dated September 13, 1994)

99.3*	Distribution Agreement dated October 29, 2014 (Form 8-K filed October 30, 2014)
____________

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Holding Corp.

Date: October 23, 2015	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Castle Holding Corp.

Date: October 23, 2015	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer

