Form 10-Q
period 2015-12-31
CASTLE HOLDING CORP
filed 2016-01-25
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 22, 2016, the registrant had 44,983,510 shares of common stock issued and 44,394,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding and 100,000 Class B Preferred shares issued and outstanding.

Castle Holding Corp.

TABLE OF CONTENTS

Quarterly Period Ended December 31, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited and Unreviewed)

	December 31, 2015	September 30, 2015
Assets
Cash and cash equivalents	$45,224	$65,969
Marketable securities, at market value	230,940	219,920
Inventory	2,348	3,109
Investment in Emergent Health Corporation common stock	120,000	160,000
License agreement with Emergent Health Corporation	30,000	30,000
Other assets	952	952

Total assets	$429,464	$479,950

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$1,217	$1,223
Loans payable to affiliates	18,081	18,081

Total liabilities	19,298	19,304

Stockholders' equity:
Preferred stock, $.01 par value; authorized 8,900,000 and 9,000,000 shares, respectively; none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 522,250 and 522,250 shares, respectively; liquidation preference of $522,250 and $522,250, respectively	5,223	5,223
Class B Preferred stock, $.01 par value; authorized 100,000 shares, issued and outstanding 100,000 and 100,000 shares, respectively	1,000	1,000
Common stock, $.0025 par value; authorized 100,000,000 shares, issued 44,983,510 and 44,983,510 shares, respectively (net of 261,000 shares "stopped" and requested to be cancelled)	112,459	112,459
Treasury common stock - 588,800 and 588,800 shares, respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,833,527	1,833,527
Accumulated deficit	(1,509,423)	(1,458,943)

Total stockholders' equity	410,166	460,646

Total liabilities and stockholders' equity	$429,464	$479,950

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	Three Months Ended December 31,
	2015	2014

Sales	$4,779	$-
Cost of sales	761	-
Gross profit	4,018	-

Selling expenses	1,717	-
General and administrative expenses	31,623	2,205
Total operating expenses	33,340	2,205

Income (loss) from operations	(29,322)	(2,205)

Other income (expense):
Interest and dividends revenues	7,250	6,960
Royalties revenues	572	-
Net gain (loss) on marketable securities	11,020	(47,705)
Impairment of investment in Emergent Health Corporation common stock	(40,000)	-
Total other income (expense) - net	(21,158)	(40,745)

Income (loss) before income taxes	(50,480)	(42,950)
Provision for income taxes	-	-

Net income (loss)	$(50,480)	$(42,950)

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	44,394,710	40,236,387
Diluted	44,916,960	40,935,637

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2014 to December 31, 2015
(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2014	699,250	$6,993	-	$-	37,629,510	$94,074	(588,800)	$(32,620)	$1,516,142	$(1,235,563)	$349,026

Spin-off of Castle Advisors Inc. effective November 17, 2014	-	-	-	-	-	-	-	-	-	(19,908)	(19,908)

Issuance of common shares on November 20, 2014 for:
Cash	-	-	-	-	3,000,000	7,500	-	-	37,500	-	45,000
2,000,000 restricted shares, Emergent Health Corporation ("EMGE") common stock	-	-	-	-	2,000,000	5,000	-	-	245,000	-	250,000
Rights to license agreement between Cappello's Inc, and Emergent Health Corporation	-	-	-	-	2,000,000	5,000	-	-	25,000	-	30,000
Conversion of Class A convertible preferred Stock on March 31, 2015	(177,000)	(1,770)	-	-	354,000	885	-	-	885	-	-

Issuance of Class B Preferred Stock effective June 1, 2015	-	-	100,000	1,000	-	-	-	-	9,000	-	10,000

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2014 to December 31, 2015
(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Net loss for the year ended September 30, 2015	-	-	-	-	-	-	-	-	-	(203,472)	(203,472)

Balances, September 30, 2015	522,250	5,223	100,000	1,000	44,983,510	112,459	(588,800)	(32,620)	1,833,527	(1,458,943)	460,646

Net loss for the three months ended December 30, 2015	-	-	-	-	-	-	-	-	-	(50,480)	(50,480)

Balances, December 30, 2015	522,250	$5,223	100,000	$1,000	44,983,510	$112,459	(588,800)	$(32,620)	$1,833,527	$(1,509,423)	$410,166

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(50,480)	$(42,950)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of investment in Emergent Health Corporation common stock	40,000	-
Changes in operating assets and liabilities:
Marketable securities	(11,020)	23
Inventory	761	-
Restricted cash and securities	-	41,013
Accounts payable and accrued expenses	(6)	577

Net cash provided by (used in) operating activities	(20,745)	(1,337)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common shares	-	45,000
Spin off of Castle Advisors, Inc.	-	(19,908)

Net cash provided by (used in) financing activities	-	25,092

Net increase (decrease) in cash and cash equivalents	(20,745)	23,755
Cash and cash equivalents, beginning of period	65,969	20,639

Cash and cash equivalents, end of period	$45,224	$44,394

Supplemental disclosures of cash flow information:
Interest paid	$-	$31
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of 2,000,000 shares of CHC common stock in exchange for 2,000,000 restricted shares of Emergent Health Corp. common stock	$-	$250,000
Issuance of 2,000,000 shares of CHC common stock in exchange for rights to license agreement between Cappello's Inc, and Emergent Health Corporation	$-	$30,000

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2015 and 2014

(Unaudited and Unreviewed)

1. ORGANIZATION

Castle Holding Corp. ("CHC") is a holding company which was incorporated in Nevada on June 13, 1986. The subsidiaries of CHC are as follows:

1.

Castle Royalties Corp. (incorporated in New York April 11, 1991) – name changed from Church Street Securities Corp. on March 16, 2015; assignee of License Agreement with Emergent Health Corporation effective March 16, 2015 (see Note 5).

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

The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2016. The accompanying unaudited interim financial statements should be read in conjunction with the Company's financial statements and notes related thereto for the years ended September 30, 2015 and 2014 included in our Form 10-K filed with the SEC.

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

Three Months Ended December 31, 2015 and 2014

(Unaudited and Unreviewed)

Cash and cash equivalents The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Marketable securities Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($11,020 and ($47,705) for the three months ended December 31, 2015 and 2014, respectively).

Inventory – Inventory is stated at the lower of cost (first–in, first–out method) or market (net realizable value). At December 31, 2015 and September 30, 2015, inventory consists of bottles of a skin care product called SAS Flower of Youth Facial Lift Spray.

Revenue recognition – Revenues are recognized upon delivery of the products, at which time title passes to the customer, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

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

Recent accounting pronouncements – Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

3. MARKETABLE SECURITIES, AT MARKET VALUE

At December 31, 2015 and September 30, 2015, marketable securities consist of:

	December 31, 2015	September 30, 2015

29,000 and 29,000 shares, respectively, Medallion Financial Group (TAXI)	$230,840	$219,820

Various	100	100

Total	$230,940	$219,920

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2015 and 2014

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

At September 30, 2015, the Company recognized an impairment loss on the investment in EMGE common stock of $90,000 and reduced the carrying value from $250,000 to $160,000. At December 31, 2015, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $160,000 to $120,000. The closing trading price of EMGE free trading common stock at September 30, 2015 and December 31, 2015 was $0.08 per share and $0.06 per share, respectively.

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

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2015 and 2014

(Unaudited and Unreviewed)

Based on the calendar year 2015 sales of the licensed products reported to CHC by EMGE, the Company was entitled to royalties of $18,528. However, the Company collected royalties of only $572 from EMGE in 2015. Due to the uncertainty of future collections from EMGE, the Company has not recognized the remaining $17,956 royalties due at December 31, 2015.

6. LOANS PAYABLE TO AFFILIATES

Loan payable to affiliates consist of:

	December 31, 2015	September 30, 2015

SAS Health and Beauty Corp. Promissory Note due John V. Cappello, chief executive officer of the Company, non-interest bearing, due December 1, 2016	$15,000	$15,000

Loans payable to entities affiliated with president and treasurer of the Company, non-interest bearing, due on demand	3,081	3,081

Total	$18,081	$18,081

7. STOCKHOLDERS' EQUITY

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

As a provision of the private offering, CHC used 33% of the gross proceeds of the offering to purchase $380,000 face value of U.S. Treasury Strips (the "Strips") maturing August 15, 2011.

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

Three Months Ended December 31, 2015 and 2014

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

Class B Preferred Stock

Effective June 1, 2015, CHC issued 100,000 shares of Class B Preferred Stock (valued at $10,000) to John V. Cappello, chief executive officer of the Company, in connection with a $15,000 loan made to SAS Health and Beauty Corp., subsidiary of CHC (see Note 6). Each share of Class B Preferred Stock is entitled to 100 votes per share but has no conversion, liquidation, or dividend rights.

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

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2015 and 2014

(Unaudited and Unreviewed)

The provisions for (benefit from) income taxes consisted of:

	Three Months Ended June 30,
	2015	2014
Current:
Federal	$-	$-
State	-	-
Total	-	-

Deferred:
Federal	(3,332)	(13,654)
State	(681)	(2,792)
Change in valuation allowance	4,013	16,446
Total	-	-

Provision for income taxes	$-	$-

The Company's effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Three Months Ended December 31,
	2015	2014

Computed Federal income tax at 34%	$(17,163)	$(14,603)
Computed state income tax, net of Federal tax effect	(2,166)	(1,843)
Non-deductible impairment of investment in Emergent Health Corporation common stock	15,316	-
Change in valuation allowance	4,013	16,446

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $403,350 attributable to the future utilization of $1,137,149 of net operating loss carryforwards and $49,175 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $180,132 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, $39,208 in year 2025, and $21,500 in year 2035. The capital loss carryforward of $49,175 expires in year 2018.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2015 and 2014

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

On November 24, 2015, the Company executed a Financial Public Relations Agreement and an Independent Consulting Agreement with The OTCBBList.com, Inc. (the "Consultant"). The Financial Public Relations Agreement provides for the Consultant to perform certain specified public relations services for the Company for a term of 90 days for total compensation of $30,000. For the three months ended December 31, 2015, the Company paid the Consultant $20,000 of the $30,000 and has included $20,000 in general and administrative expenses in the consolidated statement of operations. The Independent Consulting Agreement provides for the Consultant to introduce third parties to the Company for the purposes of consummating a Financing or Acquisition Transaction. In the event that a Financing or Acquisition Transaction is consummated with a party introduced by the Consultant, the Company is to pay the Consultant within 5 business days of the closing a "finder's fee" equal to 5% of the first $1,000,000, 4% of the next $1,000,000, and 3% of the remaining transaction amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Castle Holding Corp. ("CHC") is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHC acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHC formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. Since January 2005, CHC and its subsidiaries have had minimal business operations and operating revenues.

Commencing July 2015, CHC's subsidiary SAS Health and Beauty Corp. has engaged in the production and sales of a skin care product called SAS Flower of Youth Facial Lift Spray

RESULTS OF OPERATIONS – Three Months ended December 31, 2015 compared to Three Months ended December 31, 2014.

Sales increased $4,779 from $0 in 2014 to $4,779 in 2015 (all from sales of the SAS Flower of Youth Facial Lift Spray product, which was launched in July 2015).

Cost of sales increased $761 from $0 in 2014 to $761 in 2015 (all from sales of the SAS Flower of Youth Facial Lift Spray).

Gross profit increased $4,018 from $0 in 2014 to $4,018 in 2015 (all from sales of the SAS Flower of Youth Facial Lift Spray). The gross profit percentage of sales in 2015 was approximately 84%.

Total operating expenses increased $31,135 from $2,205 in 2014 to $33,340 in 2015. The increase was primarily due to $20,000 of consulting fees incurred in 2015 relating to a Financial Public Relations Agreement executed in November 2015 and $8,458 of selling, general and administrative expenses incurred by our subsidiary SAS Health and Beauty Corp. primarily in connection with the launch of the SAS Flower of Youth Facial Lift Spray product.

Other expense – net decreased $19,587 from $40,745 in 2014 to $21,158 in 2015. The decrease was due primarily to the $58,725 improvement in net gain (loss) on marketable securities from a loss of $47,705 in 2014 to a gain of $11,020 in 2015, offset by a $40,000 expense recognized in 2015 from impairment of our investment in Emergent Health Corporation common stock. For both periods, substantially all of the marketable securities were invested in TAXI common stock which price per share increased from $7.58 at September 30, 2015 to $7.96 at December 31, 2015.

Net loss increased $7,530 from $42,950 in 2014 to $50,480 in 2015. The increase was due to the $31,135 increase in operating expenses, offset partially by the $4,018 increase in gross profit and the $19,587 decrease in other expense – net.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, the Company had cash and cash equivalents of $45,224, total assets of $429,464, total liabilities of $19,298, and total stockholders' equity of $410,166. Of the $429,464 total assets at December 31, 2015, $230,840 represents the quoted value of 29,000 shares TAXI common stock and $120,000 represents the carrying value of 2,000,000 restricted shares of Emergent Health Corporation (EMGE) common stock.

Cash and cash equivalents decreased $20,745 from $65,969 at September 30, 2015 to $45,224 at December 31, 2015. The $20,745 decrease was due primarily to the $50,480 net loss and the $11,020 increase in marketable securities, offset partially by the $40,000 non-cash impairment of investment in Emergent Health Corporation common stock.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities – In the three months ended December 31, 2015, we did not sell any of our common stock or Class A Convertible Preferred Stock.

(b) Issuer Purchases of Equity Securities: In the three months ended December 31, 2015, we did not purchase any of our common stock or Class A Convertible Preferred Stock.

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

__________

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Holding Corp.

Date: January 22, 2016	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer

Castle Holding Corp.

Date: January 22, 2016	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer

