Form 10-Q
period 2016-03-31
CASTLE HOLDING CORP
filed 2016-04-28
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 25, 2016, the registrant had 44,983,510 shares of common stock issued and 44,394,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding and 100,000 Class B Preferred shares issued and outstanding.

Castle Holding Corp.

TABLE OF CONTENTS

Quarterly Period Ended December 31, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited and Unreviewed)

	March 31, 2016	September 30, 2015
Assets
Cash and cash equivalents	$40,808	$65,969
Marketable securities, at market value	267,770	219,920
Inventory	3,803	3,109
Investment in Emergent Health Corporation common stock	80,000	160,000
License agreement with Emergent Health Corporation	30,000	30,000
Other assets	952	952

Total assets	$423,333	$479,950

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$775	$1,223
Loans payable to affiliates	18,081	18,081

Total liabilities	18,856	19,304

Stockholders' equity:
Preferred stock, $.01 par value; authorized 8,900,000 and 9,000,000 shares, respectively; none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 522,250 and 522,250 shares, respectively;	5,223	5,223
Class B Preferred stock, $.01 par value; authorized 100,000 shares, issued and outstanding 100,000 and 100,000 shares, respectively	1,000	1,000
Common stock, $.0025 par value; authorized 100,000,000 shares, issued 44,983,510 and 44,983,510 shares, respectively (net of 261,000 shares "stopped" and requested to be cancelled)	112,459	112,459
Treasury common stock - 588,800 and 588,800 shares, respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,833,527	1,833,527
Accumulated deficit	(1,515,112)	(1,458,943)
Total stockholders' equity	404,477	460,646

Total liabilities and stockholders' equity	$423,333	$479,950

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Sales	$2,474	$-	$7,253	$-
Cost of sales	86	-	847	-
Gross profit	2,388	-	6,406	-

Selling expenses	1,620	-	3,337	-
General and administrative expenses	3,387	820	35,010	3,025
Total operating expenses	5,007	820	38,347	3,025

Income (loss) from operations	(2,619)	(820)	(31,941)	(3,025)

Other income (expense):
Interest and dividends revenues	-	6,960	7,250	13,920
Royalties revenues	-	-	572	-
Net gain (loss) on marketable securities	36,930	(21,756)	47,950	(69,461)
Impairment of investment in Emergent Health Corporation common stock	(40,000)	-	(80,000)	-
Total other income (expense) - net	(3,070)	(14,796)	(24,228)	(55,541)

Income (loss) before income taxes	(5,689)	(15,616)	(56,169)	(58,566)
Provision for income taxes	-	-	-	-

Net income (loss)	$(5,689)	$(15,616)	$(56,169)	$(58,566)

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic	44,394,710	44,040,710	44,394,710	42,138,549
Diluted	44,916,960	44,739,960	44,916,960	42,837,799

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2014 to March 31, 2016
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

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2014 to March 31, 2016
(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Net loss for the year ended September 30, 2015	-	-	-	-	-	-	-	-	-	(203,472)	(203,472)

Balances, September 30, 2015	522,250	5,223	100,000	1,000	44,983,510	112,459	(588,800)	(32,620)	1,833,527	(1,458,943)	460,646

Net loss for the six months ended March 31, 2016	-	-	-	-	-	-	-	-	-	(56,169)	(56,169)

Balances, March 31, 2016	522,250	$5,223	100,000	$1,000	44,983,510	$112,459	(588,800)	$(32,620)	$1,833,527	$(1,515,112)	$404,477

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(56,169)	$(58,566)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Impairment of investment in Emergent Health Corporation common stock	80,000	-
Changes in operating assets and liabilities:
Marketable securities	(47,850)	29
Inventory	(694)	-
Restricted cash and securities	-	55,803
Accounts payable and accrued expenses	(448)	577

Net cash provided by (used in) operating activities	(25,161)	(2,157)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common shares	-	45,000
Reclassification from restricted cash and securities to cash and cash equivalents	-	7,110
Spin off of Castle Advisors, Inc.	-	(19,908)

Net cash provided by (used in) financing activities	-	32,202

Net increase (decrease) in cash and cash equivalents	(25,161)	30,045
Cash and cash equivalents, beginning of period	65,969	20,639

Cash and cash equivalents, end of period	$40,808	$50,684

Supplemental disclosures of cash flow information:
Interest paid	$-	$31
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of 2,000,000 shares of CHC common stock in exchange for 2,000,000 restricted shares of Emergent Health Corp. common stock	$-	$250,000
Issuance of 2,000,000 shares of CHC common stock in exchange for rights to license agreement between Cappello's Inc, and Emergent Health Corporation	$-	$30,000
Conversion of 177,000 shares of CHC Class A convertible preferred stock into 354,000 shares of CHC common stock	$-	$1,770
Reclassification from restricted cash and securities to marketable securities	$-	$268,540

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2016 and 2015

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

The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2016. The accompanying unaudited interim financial statements should be read in conjunction with the Company's financial statements and notes related thereto for the years ended September 30, 2015 and 2014 included in our Form 10-K filed with the SEC.

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

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2016 and 2015

(Unaudited and Unreviewed)

Marketable securities Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($47,850) and ($69,461) for the six months ended March 31, 2016 and 2015, respectively).

Inventory – Inventory is stated at the lower of cost (first–in, first–out method) or market (net realizable value). At March 31, 2016, inventory consists of bottles of a skin care product called SAS Flower of Youth Facial Lift Spray and point of sales displays.

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

3. MARKETABLE SECURITIES, AT MARKET VALUE

At March 31, 2016 and September 30, 2015, marketable securities consist of:

	March 31, 2016	September 30, 2015

29,000 and 29,000 shares, respectively, Medallion Financial Group (TAXI)	$267,670	$219,820

Various	100	100

Total	$267,770	$219,920

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2016 and 2015

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

At September 30, 2015, the Company recognized an impairment loss on the investment in EMGE common stock of $90,000 and reduced the carrying value from $250,000 to $160,000. At December 31, 2015, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $160,000 to $120,000. At March 31, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $120,000 to $80,000. The closing trading price of EMGE free trading common stock at September 30, 2015, December 31, 2015, and March 31, 2016 was $0.08 per share, $0.06 per share and $0.04 per share, respectively.

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

EMGE did not report sales of the Licensed Products to CHC in the first quarter 2016 and did not remit any royalties to CHC. Due to the uncertainty of future collections from EMGE, the Company has not recognized any royalties due from EMGE for the three months ended March 31, 2016.

On April 28, 2016 (see Note 10), CHC notified EMGE that the EMGE License Agreement was terminated.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2016 and 2015

(Unaudited and Unreviewed)

6. LOANS PAYABLE TO AFFILIATES

Loan payable to affiliates consist of:

	March 31, 2016	September 30, 2015

SAS Health and Beauty Corp. Promissory Note due John V. Cappello, chief executive officer of the Company, non-interest bearing, due December 1, 2016	$15,000	$15,000

Loans payable to entities affiliated with
president and treasurer of the Company
non-interest bearing, due on demand	3,081	3,081

Total	$18,081	$18,081

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

Three and Six Months Ended March 31, 2016 and 2015

(Unaudited and Unreviewed)

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

The provisions for (benefit from) income taxes consisted of:

	Six Months Ended March 31,
	2016	2015
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	7,576	(18,618)
State	1,549	(3,807)
Change in valuation allowance	(9,125)	22,425

Total	-	-

Provision for income taxes	$-	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2016 and 2015

(Unaudited and Unreviewed)

The Company's effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Six Months Ended March 31,
	2016	2015

Computed Federal income tax at 34%	$(19,097)	$(19,912)
Computed state income tax, net of Federal tax effect	(2,410)	(2,513)
Non-deductible impairment of investment in Emergent Health Corporation common stock	30,632	-
Change in valuation allowance	(9,125)	22,425

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $396,040 attributable to the future utilization of $1,115,649 of net operating loss carryforwards and $49,175 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2016. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $180,132 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, and $39,208 in year 2025. The capital loss carryforward of $49,175 expires in year 2018.

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

On November 24, 2015, the Company executed a Financial Public Relations Agreement and an Independent Consulting Agreement with The OTCBBList.com, Inc. (the "Consultant"). The Financial Public Relations Agreement provided for the Consultant to perform certain specified public relations services for the Company for a term of 90 days for total compensation of $30,000. For the three months ended December 31, 2015, the Company paid the Consultant $20,000 which has been included in general and administrative expenses in the consolidated statement of operations. The Company believes that the services specified in the Financial Public Relations Agreement were not performed in full, has not renewed the agreement after the 90 day term, and does not intend to pay the consultant the remaining $10,000. The Independent Consulting Agreement provides for the Consultant to introduce third parties to the Company for the purposes of consummating a Financing or Acquisition Transaction. In the event that a Financing or Acquisition Transaction is consummated with a party introduced by the Consultant, the Company is to pay the Consultant within 5 business days of the closing a "finder's fee" equal to 5% of the first $1,000,000, 4% of the next $1,000,000, and 3% of the remaining transaction amount.

10. SUBSEQUENT EVENT

In April 2016, the Company acquired 1,500,000 free trading shares of Gold Mining USA Inc. ("GMUI") common stock from a corporate investor in exchange for the issuance of 2,000,000 restricted shares of CHC common stock to the corporate investor. On the date of the related Stock Purchase Agreement (i.e., February 24, 2016), the closing trading price of GMUI free trading common stock was $0.11 per share and the closing trading price of CHOD free trading common stock was $0.06 per share. On the final delivery date of the GMUI shares (i.e., April 21, 2016), the closing trading price of GMUI free trading common stock was $0.06 per share and the closing trading price of CHOD free trading common stock was $0.11 per share.

On April 28, 2016, the Company notified Emergent Health Corporation ("EMGE") that the EMGE License Agreement (see Note 5) was terminated. The Company plans to pursue the manufacturing and marketing of the Licensed Products through its subsidiary SAS Health and Beauty Corp.

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

RESULTS OF OPERATIONS – Three Months ended March 31, 2016 compared to Three Months ended March 31, 2015.

Sales increased $2,474 from $0 in 2015 to $2,474 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray product, which was launched in July 2015).

Cost of sales increased $86 from $0 in 2015 to $86 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray).

Gross profit increased $2,388 from $0 in 2015 to $2,388 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray). The gross profit percentage of sales in 2016 was approximately 97%.

Total operating expenses increased $4,187 from $820 in 2015 to $5,007 in 2016. The increase was primarily due to $2,321 of selling, general and administrative expenses incurred by our subsidiary SAS Health and Beauty Corp. primarily in connection with the launch of the SAS Flower of Youth Facial Lift Spray product.

Other expense – net decreased $11,726 from $14,796 in 2015 to $3,070 in 2016. The decrease was due primarily to the $58,686 improvement in net gain (loss) on marketable securities from a loss of $21,756 in 2015 to a gain of $36,930 in 2016, offset by a $40,000 expense recognized in 2016 from impairment of our investment in Emergent Health Corporation common stock and lower interest and dividends revenues of $6,960. For both periods, substantially all of the marketable securities were invested in TAXI common stock which price per share increased from $7.96 at December 31, 2015 to $9.23 at March 31, 2016.

Net loss decreased $9,927 from $15,616 in 2015 to $5,689 in 2016. The decrease was due to the $2,388 increase in gross profit and the $11,726 decrease in other expense – net, offset partially by the $4,187 increase in operating expenses.

RESULTS OF OPERATIONS – Six Months ended March 31, 2016 compared to Six Months ended March 31, 2015.

Sales increased $7.253 from $0 in 2015 to $7,253 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray product, which was launched in July 2015).

Cost of sales increased $847 from $0 in 2015 to $847 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray).

Gross profit increased $6,406 from $0 in 2015 to $6,406 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray). The gross profit percentage of sales in 2016 was approximately 88%.

Total operating expenses increased $35,322 from $3,025 in 2015 to $38,347 in 2016. The increase was primarily due to due to $20,000 of consulting fees incurred in 2016 relating to a Financial Public Relations Agreement executed in November 2015 and $10,780 of selling, general and administrative expenses incurred by our subsidiary SAS Health and Beauty Corp. primarily in connection with the launch of the SAS Flower of Youth Facial Lift Spray product.

Other expense – net decreased $31,313 from $55,541 in 2015 to $24,228 in 2016. The decrease was due primarily to the $117,411 improvement in net gain (loss) on marketable securities from a loss of $69,461 in 2015 to a gain of $47,950 in 2016, offset by a $80,000 expense recognized in 2016 from impairment of our investment in Emergent Health Corporation common stock. For both periods, substantially all of the marketable securities were invested in TAXI common stock which price per share increased from $7.58 at September 30, 2015 to $9.23 at March 31, 2016.

Net loss decreased $2,397 from $58,566 in 2015 to $56,169 in 2016. The decrease was due to the $6,406 increase in gross profit and the $31,313 decrease in other expense – net, offset partially by the $35,322 increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, the Company had cash and cash equivalents of $40,808, total assets of $423,333, total liabilities of $18,856, and total stockholders' equity of $404,477. Of the $423,333 total assets at March 31, 2016, $266,670 represents the quoted value of 29,000 shares TAXI common stock and $80,000 represents the carrying value of 2,000,000 restricted shares of Emergent Health Corporation (EMGE) common stock.

Cash and cash equivalents decreased $25,161 from $65,969 at September 30, 2015 to $40,808 at March 31, 2016. The $25,161 decrease was due primarily to the $56,169 net loss and the $47,850 increase in marketable securities, offset partially by the $80,000 non-cash impairment of investment in Emergent Health Corporation common stock.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities – In the three months ended March 31, 2016, we did not sell any of our common stock or Class A Convertible Preferred Stock.

(b) Issuer Purchases of Equity Securities: In the three months ended March 31, 2016, we did not purchase any of our common stock or Class A Convertible Preferred Stock.

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

Castle Holding Corp.

Date: April 28, 2016	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer

Castle Holding Corp.

Date: April 28, 2016	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer

