Form 10-Q
period 2016-06-30
CASTLE HOLDING CORP
filed 2016-07-21
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 15, 2016, the registrant had 47,003,510 shares of common stock issued and 46,414,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding and 100,000 Class B Preferred shares issued and outstanding.

Castle Holding Corp.

Quarterly Period Ended June 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited and Unreviewed)

	June 30, 2016	September 30, 2015
Assets
Cash and cash equivalents	$42,862	$65,969
Marketable securities, at market value	229,093	219,920
Inventory	3,592	3,109
Investment in Emergent Health Corporation common stock	80,000	160,000
License agreement with Emergent Health Corporation	30,000	30,000
Other assets	952	952

Total assets	$386,499	$479,950

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$742	$1,223
Loans payable to affiliates	18,081	18,081
Total liabilities	18,823	19,304

Stockholders' equity:
Preferred stock, $.01 par value; authorized 8,900,000 and 9,000,000 shares, respectively; none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 522,250 and 522,250 shares, respectively;	5,223	5,223
Class B Preferred stock, $.01 par value; authorized 100,000 shares, issued and outstanding 100,000 and 100,000 shares, respectively	1,000	1,000
Common stock, $.0025 par value; authorized 100,000,000 shares, issued 47,003,510 and 44,983,510 shares, respectively (net of 261,000 shares"stopped" and requested to be cancelled)	117,509	112,459
Treasury common stock - 588,800 and 588,800 shares, respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,883,177	1,833,527
Accumulated deficit	(1,606,613)	(1,458,943)
Total stockholders' equity	367,676	460,646
Total liabilities and stockholders' equity	$386,499	$479,950

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Sales	$959	$-	$8,212	$-
Cost of sales	211	-	1,058	-
Gross profit	748	-	7,154	-
Selling expenses	506	-	3,843	-
General and administrative expenses	15,572	3,323	50,582	6,348
Total operating expenses	16,078	3,323	54,425	6,348
Income (loss) from operations	(15,330)	(3,323)	(47,271)	(6,348)
Other income (expense):
Interest and dividends revenues	14,501	7,251	21,751	21,171
Royalties revenues	-	-	572	-
Net gain (loss) on marketable securities	(90,585)	(25,275)	(42,635)	(94,736)
Impairment of investment in Emergent Health Corporation common stock	-	-	(80,000)	-
Issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan	-	(10,000)	-	(10,000)
Interest expense	(87)	-	(87)	-
Total other income (expense) - net	(76,171)	(28,024)	(100,399)	(83,565)
Income (loss) before income taxes	(91,501)	(31,347)	(147,670)	(89,913)
Provision for income taxes	-	-	-	-
Net income (loss)	$(91,501)	$(31,347)	$(147,670)	$(89,913)
Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	46,407,237	44,394,710	45,065,562	42,890,603
Diluted	46,929,487	44,916,960	45,587,812	43,530,853

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2014 to June 30, 2016
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

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2014 to June 30, 2016
(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Net loss for the year ended September 30, 2015	-	-	-	-	-	-	-	-	-	(203,472)	(203,472)

Balances, September 30, 2015	522,250	5,223	100,000	1,000	44,983,510	112,459	(588,800)	(32,620)	1,833,527	(1,458,943)	460,646

Issuance of common shares on April 1, 2016 for 1,500,000 free trading shares of Gold Mining USA Inc. ("GMUI") common stock	-	-	-	-	2,000,000	5,000	-	-	47,500	-	52,500

Issuance of common shares on May 5, 2016 for legal services rendered	-	-	-	-	20,000	50	-	-	2,150	-	2,200

Net loss for the nine months ended June 30, 2016	-	-	-	-	-	-	-	-	-	(147,670)	(147,670)

Balances, June 30, 2016	522,250	$5,223	100,000	$1,000	47,003,510	$117,509	(588,800)	$(32,620)	$1,883,177	$(1,606,613)	$367,676

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(147,670)	$(89,913)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of common stock for legal services	2,200	-
Impairment of investment in Emergent Health Corporation common stock	80,000	-
Issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan	-	10,000
Changes in operating assets and liabilities:
Marketable securities	43,327	26,419
Restricted cash and securities	-	55,803
Inventory	(483)	(4,891)
Other assets	-	(950)
Accounts payable and accrued expenses	(481)	677

Net cash provided by (used in) operating activities	(23,107)	(2,855)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common shares	-	45,000
Proceeds of loan from affiliate	-	15,000
Reclassification from restricted cash and securities to cash and cash equivalents	-	7,110
Spin off of Castle Advisors, Inc.	-	(19,908)

Net cash provided by (used in) financing activities	-	47,202

Net increase (decrease) in cash and cash equivalents	(23,107)	44,347
Cash and cash equivalents, beginning of period	65,969	20,639

Cash and cash equivalents, end of period	$42,862	$64,986

Supplemental disclosures of cash flow information:
Interest paid	$87	$31
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)

	Nine Months Ended June 30,
	2016	2015
Non-cash investing and financing activities:
Issuance of 2,000,000 shares of CHC common stock in exchange for 1,500,000 free trading shares of Gold Mining USA Inc., ("GMUI") common stock	$52,500	$-
Issuance of 2,000,000 shares of CHC common stock in exchange for 2,000,000 restricted shares of Emergent Health Corp. common stock	$-	$250,000
Issuance of 2,000,000 shares of CHC common stock in exchange for rights to license agreement between Cappello's Inc, and Emergent Health Corporation	$-	$30,000
Conversion of 177,000 shares of CHC Class A convertible preferred stock into 354,000 shares of CHC common stock	$-	$1,770

Reclassification from restricted cash and securities to marketable securities	$-	$268,540

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2016 and 2015

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

The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2016. The accompanying unaudited interim financial statements should be read in conjunction with the Company's financial statements and notes related thereto for the years ended September 30, 2015 and 2014 included in our Form 10-K filed with the SEC.

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

Cash and cash equivalents – The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2016 and 2015

(Unaudited and Unreviewed)

Marketable securities – Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($43,231) and ($95,851) for the nine months ended June 30, 2016 and 2015, respectively).

Inventory – Inventory is stated at the lower of cost (first–in, first–out method) or market (net realizable value). At June 30, 2016, inventory consists of bottles of a skin care product called SAS Flower of Youth Facial Lift Spray and point of sales displays.

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

3. MARKETABLE SECURITIES, AT MARKET VALUE

At June 30, 2016 and September 30, 2015, marketable securities consist of:

	June 30, 2016	September 30, 2015

29,000 and 29,000 shares, respectively, Medallion Financial Group (MFIN) common stock	$214,020	$219,820
1,497,250 and 0 shares, respectively, Gold Mining USA Inc. (GMUI) common stock	14,973	-
Various	100	100

Total	$229,093	$219,920

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2016 and 2015

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

At September 30, 2015, the Company recognized an impairment loss on the investment in EMGE common stock of $90,000 and reduced the carrying value from $250,000 to $160,000. At December 31, 2015, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $160,000 to $120,000. At March 31, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $120,000 to $80,000. The closing trading price of EMGE free trading common stock at September 30, 2015, December 31, 2015, March 31, 2016, and June 30, 2016 was $0.08 per share, $0.06 per share, $0.04 per share, and $0.05 per share, respectively.

5. LICENSE AGREEMENT WITH EMERGENT HEALTH CORPORATION

On November 20, 2014, pursuant to the Stock Purchase Agreement involving a change in control of CHC, CHC was assigned effective January 1, 2015 the License Agreement between Cappello's, Inc. (Licensor) and EMGE (Licensee) dated August 26, 2014 (the "EMGE License Agreement") in exchange for the issuance of 2,000,000 restricted shares of CHC common stock. The EMGE License Agreement was valued at its estimated fair value of $30,000 based upon 2014 royalties.

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

Three and Nine Months Ended June 30, 2016 and 2015

(Unaudited and Unreviewed)

Based on the calendar year 2015 sales of the licensed products reported to CHC by EMGE, the Company was entitled to royalties of $18,528. However, the Company collected royalties of only $572 from EMGE in 2015. Due to the uncertainty of future collections from EMGE, the Company has not recognized the remaining $17,956 royalties due at December 31, 2015.

EMGE did not report sales of the Licensed Products to CHC in the first quarter 2016 or the second quarter 2016 and did not remit any royalties to CHC. Due to the uncertainty of future collections from EMGE, the Company has not recognized any royalties due from EMGE for the six months ended June 30, 2016.

On April 28, 2016, CHC notified EMGE that the EMGE License Agreement was terminated. The Company plans to pursue the manufacturing and marketing of the Licensed Products through its subsidiary SAS Health and Beauty Corp.

6. LOANS PAYABLE TO AFFILIATES

Loan payable to affiliates consist of:

	June 30, 2016	September 30, 2015

SAS Health and Beauty Corp. Promissory Note due John V. Cappello, chief executive officer of the Company, non-interest bearing, due December 1, 2016	$15,000	$15,000

Loans payable to entities affiliated with president and treasurer of the Company, non-interest bearing, due on demand	3,081	3,081

Total	$18,081	$18,081

7. STOCKHOLDERS' EQUITY

Class A Convertible Preferred Stock

From March 2001 to September 2001, CHC sold a total of 706,750 shares of Class A Convertible Preferred Stock for gross proceeds of $706,750.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2016 and 2015

(Unaudited and Unreviewed)

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

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2016 and 2015

(Unaudited and Unreviewed)

Effective April 1, 2016, CHC issued a total of 2,000,000 restricted shares of CHC common stock to a corporate investor in exchange for 1,500,000 free trading shares of Gold Mining USA Inc. ("GMUI") common stock. The transaction was valued at $0.035 per GMUI share or $52,500 total.

On May 5, 2016, CHC issued 20,000 restricted shares of CHC common stock to an attorney for legal services. The transaction was valued at $0.11 per CHC share or $2,200 total.

8. INCOME TAXES

CHC files a consolidated income tax return with its subsidiaries for federal reporting purposes. CHC and its subsidiaries file separate income tax returns for state reporting purposes.

The provisions for (benefit from) income taxes consisted of:

	Nine Months Ended June 30,
	2016	2015
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(21,512)	(28,583)
State	(4,399)	(5,844)
Change in valuation allowance	25,911	34,427

Total	-	-

Provision for income taxes	$-	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2016 and 2015

(Unaudited and Unreviewed)

The Company's effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Nine Months Ended June 30,
	2016	2015

Computed Federal income tax at 34%	$(50,208)	$(30,570)
Computed state income tax, net of Federal tax effect	(6,335)	(3,857)
Non-deductible impairment of investment in Emergent Health Corporation common stock	30,632	-
Change in valuation allowance	25,911	34,427

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $396,040 attributable to the future utilization of $1,115,649 of net operating loss carryforwards and $49,175 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2016. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $180,132 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, and $39,208 in year 2025. The capital loss carryforward of $49,175 expires in year 2018.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Castle Holding Corp. ("CHC") is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHC acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHC formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. From January 2005 to June 2015, CHC and its subsidiaries had minimal business operations and operating revenues.

Commencing July 2015, CHC's subsidiary SAS Health and Beauty Corp. has engaged in the production and sales of a skin care product called SAS Flower of Youth Facial Lift Spray.

RESULTS OF OPERATIONS – Three Months ended June 30, 2016 compared to Three Months ended June 30, 2015.

Sales increased $959 from $0 in 2015 to $959 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray product, which was launched in July 2015).

Cost of sales increased $211 from $0 in 2015 to $211 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray).

Gross profit increased $748 from $0 in 2015 to $748 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray). The gross profit percentage of sales in 2016 was approximately 78%.

Total operating expenses increased $12,755 from $3,323 in 2015 to $16,078 in 2016. The increase was primarily due to (1) legal fee incurred ($2,200) and fee paid to OTC Markets ($3,000) in the 2Q 2016 in connection with our listing on the OTC Markets, (2) rent expense incurred ($2,850) in the 2Q 2016 in connection with our King of Prussia, Pennsylvania office lease which commented September 2015, and (3) patent maintenance fees incurred in the 2Q 2016 ($2,900) which, as a result of the termination of the License Agreement with Emergent Health Corporation on April 28, 2016, we are now responsible for.

Other expense – net increased $48,147 from $28,024 in 2015 to $76,171 in 2016. The increase was due primarily to the $65,310 increase in net loss on marketable securities from $25,275 in 2015 to $90,585 in 2016, offset by higher interest and dividends revenues of $7,250. In the three months ended June 30, 2016, we recognized a loss of $53,650 from our position of 29,000 shares of Medallion Financial Group common stock (which price per share decreased from $9.23 at March 31, 2016 to $7.38 at June 30, 2016) and a loss of $37,431 from our position of 1,497,250 shares of Gold Mining USA Inc. common stock (which price per share decreased from $0.035 at April 1, 2016 to $0.01 at June 30, 2016).

Net loss increased $60,154 from $31,347 in 2015 to $91,501 in 2016. The increase was due to the $48,147 increase in other expense – net and the $12,755 increase in total operating expenses, offset partially by the $748 increase in gross profit.

RESULTS OF OPERATIONS – Nine Months ended June 30, 2016 compared to Nine Months ended June 30, 2015.

Sales increased $8,212 from $0 in 2015 to $8,212 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray product, which was launched in July 2015).

Cost of sales increased $1,058 from $0 in 2015 to $1,058 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray).

Gross profit increased $7,154 from $0 in 2015 to $7,154 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray). The gross profit percentage of sales in 2016 was approximately 87%.

Total operating expenses increased $48,077 from $6,348 in 2015 to $54,425 in 2016. The increase was primarily due to (1) $20,000 of consulting fees incurred in the 1Q 2016 relating to a Financial Public Relations Agreement executed in November 2015, (2) $11,634 of selling, general and administrative expenses incurred by our subsidiary SAS Health and Beauty Corp. primarily in connection with the launch of the SAS Flower of Youth Facial Lift Spray product, (3) legal fee incurred ($2,200) and fee paid to OTC Markets ($3,000) in the 2Q 2016 in connection with our listing on the OTC Markets, (4) rent expense (net) incurred in 2016 ($5,700) in connection with our King of Prussia, Pennsylvania office lease which commenced September 2015, and (5) patent maintenance fees incurred in the 2Q 2016 ($2,900) which, as a result of the termination of the License Agreement with Emergent Health Corporation on April 28, 2016, we are now responsible for.

Other expense – net increased $16,834 from $83,565 in 2015 to $100,399 in 2016. The increase was due primarily to the $80,000 expense recognized in 2016 from impairment of our investment in Emergent Health Corporation common stock, offset partially by a $52,101 decrease in net loss on marketable securities from $94,736 in 2015 to $42,645 in 2016. In the nine months ended June 30, 2016, we recognized a loss of $5,800 from our position of 29,000 shares of Medallion Financial Group common stock (which price per share decreased from $7.58 at September 30, 2015 to $7.38 at June 30, 2016) and a loss of $37,431 from our position of 1,497,250 shares of Gold Mining USA Inc. common stock (which price per share decreased from $0.035 at April 1, 2016 to $0.01 at June 30, 2016).

Net loss increased $57,757 from $89,913 in 2015 to $147,670 in 2016. The increase was due to the $16,834 increase in other expense-net and the $48,077 increase in total operating expenses, offset partially by the $7,154 increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, the Company had cash and cash equivalents of $42,862, total assets of $386,499, total liabilities of $18,823, and total stockholders' equity of $367,676. Of the $386,499 total assets at June 30, 2016, $214,020 represents the quoted value of 29,000 shares MFIN common stock and $80,000 represents the carrying value of 2,000,000 restricted shares of Emergent Health Corporation (EMGE) common stock.

Cash and cash equivalents decreased $23,107 from $65,969 at September 30, 2015 to $42,862 at June 30, 2016. The $23,107 decrease was due primarily to the $147,670 net loss, offset partially by the $80,000 non-cash impairment of investment in Emergent Health Corporation common stock and the $43,327 decrease in marketable securities.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities – In the three months ended June 30, 2016, we did not sell any of our common stock or Class A Convertible Preferred Stock.

(b) Issuer Purchases of Equity Securities: In the three months ended June 30, 2016, we did not purchase any of our common stock or Class A Convertible Preferred Stock.

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

_______________

*	Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Holding Corp.

Date: July 21, 2016	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer

Castle Holding Corp.
Date: July 21, 2016
	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer

