Form 10-K
period 2016-09-30
CASTLE HOLDING CORP
filed 2016-10-31
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 9,648,340 shares of common stock held by non-affiliates of the Registrant (based on the $0.11 last reported price on the OTC Markets) on March 31, 2016 was $1,061,317.

As of October 28, 2016, the registrant had 47,003,510 shares of common stock issued and 46,414,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding and 100,000 Class B preferred shares issued and outstanding.

EXPLANATORY NOTE

Castle Holding Corp. ("CHOD") previously voluntarily filed quarterly and annual reports up to and including the quarterly period ended June 30, 2002.

Commencing with the Form 10-K for the annual period ended September 30, 2013, CHOD has resumed voluntary filings of quarterly and annual reports.

2

Castle Holding Corp.

Fiscal Year Ended September 30, 2016

PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

Castle Holding Corp. (“CHOD”) is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. Since January 2005, CHOD and its subsidiaries have had minimal business operations and operating revenues. Commencing July 2015, CHOD’s subsidiary SAS Health and Beauty Corp. (“SAS”) has engaged in the production and sales of a skin care product called SAS Flower of Youth Facial Lift Spray.

On November 20, 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHOD, CHOD was assigned a License Agreement between Cappello’s Inc. (“Cappello’s”) and Emergent Health Corporation (“EMGE”) dated August 26, 2014. On April 28, 2016, as a result of EMGE’s failure to pay CHOD royalties due under the License Agreement, the License Agreement was terminated and rights to the Licensed Products reverted to CHOD.

Through its subsidiary SAS, the Company plans to pursue the manufacturing and marketing of the Licensed Products. The products relate to a line of stem cell nutrition and anti-aging ones which are patented and were well accepted by those familiar with these latest sectors in nutritional supplementation. The Company plans to launch these products in 2017.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. PROPERTIES

We do not currently own any property. The Company’s offices are located at 111 West Sunrise Highway, Freeport, NY 11520 and 10120 Valley Forge Circle, King of Prussia, Pennsylvania, 19406. The Freeport office space is provided by Michael T. Studer CPA P.C., a public accounting firm owned by Michael T. Studer, our Treasurer and a director, at no cost to the Company. The King of Prussia office space is being provided by EMGE at no cost to the Company; management of the Company is currently working with EMGE to revive its business model and become viable.

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

Fiscal Year ended September 30, 2016	High	Low
Quarter ended December 31, 2015	$0.18	$0.07
Quarter ended March 31, 2016	$0.13	$0.06
Quarter ended June 30, 2016	$0.11	$0.08
Quarter ended September 30, 2016	$0.18	$0.045

Fiscal Year ended September 30, 2015	High	Low
Quarter ended December 31, 2014	$0.60	$0.23
Quarter ended March 31, 2015	$0.23	$0.16
Quarter ended June 30, 2015	$0.23	$0.14
Quarter ended September 30, 2015	$0.12	$0.035

The Company’s Class A Convertible Preferred Stock and Class B Preferred Stock are not publicly traded or quoted.

•	Holders of Common Stock and Preferred Stock.

As of October 28, 2016, the number of holders of record of the Company's common stock was approximately 250. The number of holders of record of the Company’s Class A Convertible Preferred Stock was approximately 90. The number of holders of record of the Company Class B Preferred Stock was 1.

•	Dividends.

Registrant has paid no cash dividends and has no present plan to pay cash dividends, intending instead to reinvest its earnings, if any. However, payment of future cash dividends will be determined from time to time by its Board of Directors, based upon its future earnings, financial condition, capital requirements and other factors.

•	Securities Authorized for Issuance under Equity Compensation Plans

None.

•	Recent Sales of Unregistered Securities

None for the quarterly period ended September 30, 2016.

•	Issuer Purchases of Equity Securities

None for the quarterly period ended September 30, 2016.

We presently have no publicly announced repurchase plan or program to purchase our Common Stock or Series A Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Castle Holding Corp. (“CHOD”) is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. Since January 2005, CHOD and its subsidiaries have had minimal business operations and operating revenues. Commencing July 2015, CHOD’s subsidiary SAS Health and Beauty Corp. (“SAS”) has engaged in the production and sales of a skin care product called SAS Flower of Youth Facial Lift Spray.

On November 20, 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHOD, CHOD was assigned a License Agreement between Cappello’s Inc. (“Cappello’s”) and Emergent Health Corporation (“EMGE”) dated August 26, 2014. On April 28, 2016, as a result of EMGE’s failure to pay CHOD royalties due under the License Agreement, the License Agreement was terminated and rights to the Licensed Products reverted to CHOD.

Through its subsidiary SAS, the Company plans to pursue the manufacturing and marketing of the Licensed Products. The products relate to a line of stem cell nutrition and anti-aging ones which are patented and were well accepted by those familiar with these latest sectors in nutritional supplementation. The Company plans to launch these products in 2017.

Results of Operations – Year ended September 30, 2016 compared to Year ended September 30, 2015.

Sales increased $4,218 from $4,167 in 2015 to $8,385 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray product, which was launched in the three months ended September 30, 2015).

Cost of sales decreased $383 from $1,629 in 2015 to $1,246 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray).

Gross profit increased $4,601 from $2,538 in 2015 to $7,139 in 2016 (all from sales of the SAS Flower of Youth Facial Lift Spray). The gross profit percentage of sales in 2015 and 2016 was approximately 61% and 85%, respectively.

Total operating expenses increased $40,426 from $17,336 in 2015 to $57,762 in 2016. The increase was primarily due to higher consulting and investor relation fees incurred in 2016 compared to 2015.

Other expense – net increased $39,254 from $188,674 in 2015 to $227,928 in 2016. The impairment of investment in Emergent Health Corporation common stock increased $10,000 from $90,000 in 2015 to $100,000 in 2016. The net loss on marketable securities increased $34,387 from $117,066 in 2015 to $151,453 in 2016. For both periods, substantially all of the marketable securities were invested in Medallion Financial Group (MFIN) common stock which price per share fell from $11.66 at September 30, 2014 to $7.58 at September 30, 2015 to $4.22 at September 30, 2016.

Net loss increased $75,079 from $203,472 in 2015 to $278,551 in 2016. The increase was due to the $40,426 increase in operating expenses and the $39,254 increase in other expense-net, offset partially by the $4,601 increase in gross profit.

Liquidity and Capital Resources

At September 30, 2016, the Company had cash and cash equivalents of $41,643, total assets of $275,412, total liabilities of $38,617, and total stockholders’ equity of $236,795. Of the $275,412 total assets at September 30, 2016, $135,040 represents the quoted value of 32,000 shares MFIN common stock and $60,000 represents the carrying value of 2,000,000 restricted shares of Emergent Health Corporation (EMGE) common stock.

Cash and cash equivalents decreased $24,326 from $65,969 at September 30, 2015 to $41,643 at September 30, 2016. The $24,326 decrease was due primarily to the $278,551 net loss offset by the $100,000 noncash impairment of investment in EMGE common stock, the $132,058 decrease in marketable securities, and the $19,751 increase in margin liability to broker.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)

	September 30, 2016	September 30, 2015
Assets
Cash and cash equivalents	$41,643	$65,969
Marketable securities, at market value	140,362	219,920
Inventory	3,405	3.109
Investment in Emergent Health Corporation common stock	60,000	160,000
License agreement with Emergent Health Corporation	30,000	30,000
Other assets	2	952

Total assets	$275,412	$479,950

Liabilities and Stockholders' Equity
Liabilities:
Margin liability to broker	$19,751	$-
Accounts payable and accrued expenses	785	1,223
Loans payable to affiliates	18,081	18,081

Total liabilities	38,617	19,304

Stockholders' equity:
Preferred stock, $.01 par value; authorized 8,900,000 and 8,900,000 shares, respectively; none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 522,250 and 522,250 shares, respectively;	5,223	5,223
Class B Preferred stock, $.01 par value; authorized 100,000 shares, issued and outstanding 100,000 and 100,000 shares, respectively	1,000	1,000
Common stock, $.0025 par value; authorized 200,000,000 shares, issued 47,003,510 and 44,983,510 shares, respectively (net of 261,000 shares "stopped" and requested to be cancelled)	117,509	112,459
Treasury common stock - 588,800 and 588,800 shares, respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,883,177	1,833,527
Accumulated deficit	(1,737,494)	(1,458,943)
Total stockholders' equity	236,795	460,646

Total liabilities and stockholders' equity	$275,412	$479,950

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Year Ended September 30,
	2016	2015
Sales	$8,385	$4,167
Cost of sales	1,246	1,629
Gross profit	7,139	2,538

Selling expenses	4,065	1,458
General and administrative expenses	53,697	15,878
Total operating expenses	57,762	17,336

Income (loss) from operations	(50,623)	(14,798)

Other income (expense):
Interest and dividends revenues	23,351	28,421
Royalties revenues	572	-
Net gain (loss) on marketable securities	(151,453)	(117,066)
Impairment of investment in Emergent Health Corporation common stock	(100,000)	(90,000)
Issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan	-	(10,000)
Interest expense	(398)	(31)
Total other income (expense) - net	(227,928)	(188,674)

Income (loss) before income taxes	(278,551)	(203,472)
Provision for income taxes	-	-

Net income (loss)	$(278,551)	$(203,472)

Net income (loss) per common share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic	45,550,049	43,266,630
Diluted	46,072,299	43,877,380

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended September 30, 2015 and 2016
(Unaudited)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2014	699,250	$6,993	-	$-	37,629,510	$94,074	(588,800)	$(32,620)	$1,516,142	$(1,235,563)	$349,026

Spin-off of Castle Advisors Inc. effective November 17, 2014	-	-	-	-	-	-	-	-	-	(19,908)	(19,908)

Issuance of common shares on November 20, 2014 for:

Cash	-	-	-	-	3,000,000	7,500	-	-	37,500	-	45,000

2,000,000 restricted shares, Emergent Health Corporation (“EMGE”) common stock	-	-	-	-	2,000,000	5,000	-	-	245,000	-	250,000

Rights to license agreement between Cappello’s Inc, and Emergent Health Corporation	-	-	-	-	2,000,000	5,000	-	-	25,000	-	30,000

Conversion of Class A convertible preferred Stock on March 31, 2015	(177,000)	(1,770)	-	-	354,000	885	-	-	885	-	-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended September 30, 2015 and 2016
(Unaudited)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Issuance of Class B Preferred Stock effective June 1, 2015	-	-	100,000	1,000	-	-	-	-	9,000	-	10,000

Net loss	-	-	-	-	-	-	-	-	-	(203,472)	(203,472)

Balances, September 30, 2015	522,250	5,223	100,000	1,000	44,983,510	112,459	(588,800)	(32,620)	1,833,527	(1,458,943)	460,646

Issuance of common shares on April 1, 2016 for 1,500,000 free trading shares of Gold Mining USA Inc. ("GMUI") common stock	-	-	-	-	2,000,000	5,000	-	-	47,500	-	52,500

Issuance of common shares on May 5, 2016 for legal services rendered	-	-	-	-	20,000	50	-	-	2,500	-	2,200

Net loss	-	-	-	-	-	-	-	-	-	(278,551)	(278,551)

Balances, September 30, 2016	522,250	$5,223	100,000	$1,000	47,003,510	$117,509	(588,800)	$(32,620)	$1,883,177	$(1,737,494)	$236,795

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Year Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(278,551)	$(203,472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of common stock for legal services	2,200	-
Impairment of investment in Emergent Health Corporation common stock	100,000	90,000
Issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan	-	10,000
Changes in operating assets and liabilities:
Marketable securities	132,058	48,749
Inventory	(296)	(3,109)
Restricted cash and securities	-	55,803
Other assets	950	(950)
Margin liability to broker	19,751	(950)
Accounts payable and accrued expenses	(438)	1,107

Net cash provided by (used in) operating activities	(24,326)	(1,872)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common shares	-	45,000
Proceeds of loans from affiliates	-	15,000
Reclassification from restricted cash and securities to cash and cash equivalents	-	7,110
Spin off of Castle Advisors, Inc.	-	(19,908)

Net cash used in financing activities	-	47,202

Net increase (decrease) in cash and cash equivalents	(24,326)	45,330
Cash and cash equivalents, beginning of period	65,969	20,639

Cash and cash equivalents, end of period	$41,643	$65,969

Supplemental disclosures of cash flow information:
Interest paid	$398	$31
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Year Ended September 30,
	2016	2015

Non-cash investing and financing activities:

Issuance of 2,000,000 shares of CHOD common stock in exchange for 1,500,000 free trading shares of Gold Mining USA Inc., (“GMUI”) common stock	$52,500	$-

Issuance of 2,000,000 shares of CHOD common stock in exchange for 2,000,000 restricted shares of Emergent Health Corp. common stock	$-	$250,000

Issuance of 2,000,000 shares of CHOD common stock in exchange for rights to license agreement between Cappello’s Inc. and Emergent Health Corporation	$-	$30,000

Conversion of 177,000 shares of CHOD Class A convertible preferred stock into 354,000 shares of CHOD common stock	$-	$1,770

Reclassification from restricted cash and securities to marketable securities	$-	$268,540

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2016 and 2015

(Unaudited)

1. ORGANIZATION

Castle Holding Corp. (“CHOD”) is a holding company which was incorporated in Nevada on June 13, 1986. The subsidiaries of CHOD are as follows:

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

Effective November 17, 2014, CHOD spun off all of the shares of its then wholly owned subsidiary Castle Advisors, Inc. (“CAI”) to CHOD’s common stockholders of record as of the close of business on November 10, 2014. CAI, which was incorporated in New York December 23, 1993, acts as a financial consultant.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation – The consolidated financial statements include the accounts of CHOD and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Marketable securities Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income (($149,598) and ($118,181) for the years ended September 30, 2016 and 2015, respectively).

Inventory – Inventory is stated at the lower of cost (first–in, first–out method) or market (net realizable value). At September 30, 2016 and 2015, inventory consists of bottles of a skin care product called SAS Flower of Youth Facial Lift Spray and point of sales displays.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2016 and 2015

(Unaudited)

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

3. MARKETABLE SECURITIES, AT MARKET VALUE

At September 30, 2016 and September 30, 2015, marketable securities consist of:

	September 30, 2016	September 30, 2015

32,000 and 29,000 shares, respectively, Medallion Financial Group (MFIN)	$135,040	$219,820
1,400,000 and 0 shares, respectively, Gold Mining USA Inc. (GMUI)	5,222	-
Various	100	100

Total	$140,362	$219,920

On February 15, 2015, the majority stockholder and the Board of Directors approved the release of restrictions with respect to the cash and marketable securities held at CHOD accounts with TD Ameritrade Inc. and E Trade Securities LLC (see Note 7). Accordingly, we have reclassified the marketable securities included in “Restricted Cash and Securities, at Market Value” at September 30, 2014 to “Marketable Securities, at Market Value” commencing March 31, 2015.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2016 and 2015

(Unaudited)

4. INVESTMENT IN EMERGENT HEALTH CORPORATION COMMON STOCK

On November 20, 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHOD, CHOD acquired 2,000,000 restricted shares of Emergent Health Corporation (“EMGE”) common stock in exchange for the issuance of 2,000,000 restricted shares of CHOD common stock. The EMGE investment was initially valued at an estimated fair value of $250,000. The closing trading price of EMGE free trading common stock at November 20, 2014 was $0.49 per share.

At September 30, 2015, the Company recognized an impairment loss on the investment in EMGE common stock of $90,000 and reduced the carrying value from $250,000 to $160,000. At December 31, 2015, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $160,000 to $120,000. At March 31, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $120,000 to $80,000. At September 30, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $80,000 to $60,000. The closing trading price of EMGE free trading common stock at September 30, 2015, December 31, 2015, March 31, 2016, and September 30, 2016 was $0.08 per share, $0.06 per share, $0.04 per share, and $0.03 per share, respectively.

5. LICENSE AGREEMENT WITH EMERGENT HEALTH CORPORATION

On November 20, 2014, pursuant to the Stock Purchase Agreement involving a change in control of CHOD, CHOD was assigned effective January 1, 2015 the License Agreement between Cappello’s, Inc, (Licensor) and EMGE (Licensee) dated August 26, 2014 (the “EMGE License Agreement”) in exchange for the issuance of 2,000,000 restricted shares of CHOD common stock. The EMGE License Agreement was valued at its estimated fair value of $30,000 based upon 2014 royalties.

The EMGE License Agreement provided for Licensee’s payment of quarterly royalty payments to Licensor equal to 5% of the first $1,000,000 of annual net sales of the Licensed Products, 4% of the next $1,000,000 of annual net sales, 3% of the next $1,000,000 of annual net sales, 2% of the next $2,000,000 of annual net sales, and 1% of all additional annual net sales. The term of the EMGE License Agreement was to expire upon the expiration of the last to expire of the Patent Rights. In the event the Base Sales of any one or more of the Licensed Products did not increase by 15% per year over each prior calendar year (“Underperforming Licensed Products”) and the Licensee did not pay royalties based on 15% annual increases in Base Sales for the Underperforming Licensed Product(s), Licensor could terminate the license for such Underperforming Licensed Product(s) or convert the license from an exclusive license to a non-exclusive license for such Underperforming Licensed Product(s). During the term, Licensor was to keep Licensee informed of the progress of the Patent Rights in the U.S. Patent Office and was to direct and control all aspects of the prosecution and maintenance of the Patent Rights using patent counsel of its choice; Licensee was to pay all reasonable costs and fees attributable to the Patent Rights including patent maintenance fees, government fees and attorney fees.

On June 17, 2015, pursuant to a Swenson-Emergent Loan and Security Agreement, the Company consented to EMGE’s grant of a security interest in the License Agreement to a lender.

Based on the calendar year 2015 sales of the licensed products reported to CHOD by EMGE, the Company was entitled to royalties of $18,528. However, the Company collected royalties of only $572 from EMGE in 2015. Due to the uncertainty of future collections from EMGE, the Company has not recognized the remaining $17,956 royalties due at December 31, 2015.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2016 and 2015

(Unaudited)

EMGE did not report sales of the Licensed Products to CHOD in the first quarter 2016 or the second quarter 2016 and did not remit any royalties to CHOD. Due to the uncertainty of future collections from EMGE, the Company has not recognized any royalties due from EMGE for the six months ended June 30, 2016.

On April 28, 2016, CHOD notified EMGE that the EMGE License Agreement was terminated. The Company plans to pursue the manufacturing and marketing of the Licensed Products through its subsidiary SAS Health and Beauty Corp.

6. LOANS PAYABLE TO AFFILIATES

Loans payable to affiliates consist of:

	September 30, 2016	September 30, 2015

SAS Health and Beauty Corp. Promissory Note due John V. Cappello, chief executive officer of the Company, non-interest bearing, due December 1, 2016	$15,000	$15,000

Loans payable to entities affiliated with president and treasurer of the Company, non-interest bearing, due on demand	3,081	3,081

Total	$18,081	$18,081

7. STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Stock

From March 2001 to September 2001, CHOD sold a total of 706,750 shares of Class A Convertible Preferred Stock for gross proceeds of $706,750.

Each share of Class A Convertible Preferred Stock is convertible at any time into one share of the Company’s Common Stock at the election of the Class A Convertible Preferred Stockholder. At any time, CHOD may require conversion of the Class A Convertible Preferred Shares provided that CHOD Common Stock closes at a price of $1.50 per share or higher for more than 20 consecutive business days. At any time after one year from the issue date of the Class A Convertible Preferred Shares, CHOD may require conversion of the Class A Convertible Preferred Shares provided that CHOD pay the Class A Convertible Preferred Stockholder $0.50 per Class A Convertible Preferred Share.

The Class A Convertible Preferred Shares are non-voting and have a first priority, up to $1.00 per Class A Convertible Preferred Share, in the event of liquidation of CHOD.

As a provision of the private offering, CHOD used 33% of the gross proceeds of the offering to purchase $380,000 face value of U.S. Treasury Strips (the “Strips”) maturing August 15, 2011.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2016 and 2015

(Unaudited)

The proceeds from the Strips were available to holders of the Class A Convertible Preferred Shares and were in addition to the other assets of CHOD. The Strips, and upon maturity, subsequent investments purchased from such proceeds, were to be held by CHOD to secure payment of the investment in the Class A Convertible Preferred Shares in the event of liquidation of CHOD. The protection afforded by the Strips was to terminate upon the conversion of the Class A Convertible Preferred Shares and the Strips, or their proceeds, were to thereafter be available to CHOD.

On January 7, 2015, CHOD offered its Class A Convertible Preferred shareholders the ability to convert each one (1) share of CHOD Class A Convertible Preferred stock owned into two (2) restricted shares of restricted CHOD common stock (the “Offer”). Through March 31, 2015, 18 of the Class A Convertible Preferred shareholders (representing 179,500 shares, or approximately 26% of the 699,250 issued and outstanding shares of Class A Convertible Preferred Stock) responded to the Offer. 17 of the responding shareholders (representing 177,000 shares) accepted the Offer; the 1 other responding shareholder (representing 2,500 shares) declined the Offer. Accordingly, in May 2015, CHOD issued a total of 354,000 restricted shares of CHOD common stock to the 17 Class A Convertible Preferred shareholders who accepted the Offer.

The 17 accepting shareholders represented approximately 98.6% of the responding shareholders’ shares and constituted a quorum. On February 15, 2015, based on the results of the Offer, the majority stockholder and Board of Directors approved the release of restrictions on the proceeds from the Strips.

Class B Preferred Stock

Effective June 1, 2015, CHOD issued 100,000 shares of Class B Preferred Stock (valued at $10,000) to John V. Cappello, chief executive officer of the Company, in connection with a $15,000 loan made to SAS Health and Beauty Corp., subsidiary of CHOD (see Note 6). Each share of Class B Preferred Stock is entitled to 100 votes per share but has no conversion, liquidation, or dividend rights.

Common Stock

On November 20, 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHOD, CHOD issued a total of 7,000,000 restricted shares of CHOD common stock to Cappello’s Inc. (“Cappello’s”) in exchange for (1) Cappello’s assignment of a License Agreement between Cappello’s and EMGE dated August 26, 2014 to CHOD effective January 1, 2015 (2,000,000 shares) (see Note 5. above), (2) 2,000,000 restricted shares of EMGE common stock (2,000,000 shares) (see Note 4. above), and (3) $45,000 cash (3,000,000 shares).

Effective April 1, 2016, CHOD issued a total of 2,000,000 restricted shares of CHOD common stock to a corporate investor in exchange for 1,500,000 free trading shares of Gold Mining USA Inc. ("GMUI") common stock. The transaction was valued at $0.035 per GMUI share or $52,500 total.

On May 5, 2016, CHOD issued 20,000 restricted shares of CHOD common stock to an attorney for legal services. The transaction was valued at $0.11 per CHOD share or $2,200 total.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2016 and 2015

(Unaudited)

8. INCOME TAXES

CHOD files a consolidated income tax return with its subsidiaries for federal reporting purposes. CHOD and its subsidiaries file separate income tax returns for state reporting purposes.

The provisions for (benefit from) income taxes consisted of:

	Year Ended September 30,
	2016	2015
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(56,761)	(32,894)
State	(11,606)	(6,725)
Change in valuation allowance	68,367	39,619

Total	-	-

Provision for income taxes	$-	$-

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Year Ended September 30,
	2016	2015

Computed Federal income tax at 34%	$(94,707)	$(69,180)
Computed state income tax, net of Federal tax effect	(11,950)	(8,729)
Non-deductible impairment of investment in Emergent Health Corporation common stock	38,290	34,461
Non-deductible issuance of 100,000 shares of Class B Preferred Stock in connection with the receipt of a $15,000 loan	-	3,829
Change in valuation allowance	68,367	39,619

Provision for income taxes	$-	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2016 and 2015

(Unaudited)

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to $405,884 attributable to the future utilization of $1,142,747 of prior year net operating loss carryforwards and $51,030 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2016. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $180,132 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, $39,208 in year 2025, and $27,098 in year 2036. The capital loss carryforward of $51,030 expires $49,175 in year 2018 and $1,855 in year 2021.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

9. COMMITMENTS AND CONTINGENCIES

Since December 2005, the Company has been using space in Freeport New York provided by a public accounting firm owned by the Company’s treasurer at no cost to the Company.

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

8

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

9

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) The directors of Castle Holding Corp. are:

Director Name:	Age	Other offices held	Since
John V. Cappello	75	Chief Executive Officer	2014
George R. Hebert	72	President	1987
Michael T. Studer	66	Secretary, Treasurer	1987

Each director will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

(b) The executive officers of Castle Holding Corp. are:

Officer Name:	Age	Offices held	Since
John V. Cappello	75	Chief Executive Officer	2014
George R. Hebert	72	President	1987
Michael T. Studer	66	Secretary, Treasurer	1987

Officers are elected by the Board of Directors at the annual meetings of the Registrant’s shareholders, and hold office until their death, or until they shall resign or have been removed from office.

(e) The business experience during the last five years for each director and executive officer of Castle Holding Corp. follows:

John V. Cappello has been Chief Executive Officer and a director of Castle Holding Corp. since November 2014. He also has been Chief Executive Officer of Cappello’s Inc., a private research and development company, since 2005. From April 2007 to August 2014, he was the Chief Executive Officer of Emergent Health Corporation, a publicly traded company engaged in the distribution of patented and patent pending consumer products.

10

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

On September 7, 2012, pursuant to an Offer of Settlement without admitting or denying the allegations, the Public Company Accounting Oversight Board (“PCAOB”) issued an Order Instituting Disciplinary Proceedings, Making Findings, and Imposing Sanctions against Michael T. Studer CPA P.C. (the “Firm”) and Michael T. Studer (“Studer”) for Respondents' alleged “violations of PCAOB rules and auditing standards and PCAOB quality control standards in connection with the Firm's integrated audit of internal control over financial reporting and financial statements of one issuer client as of and for the year ended December 31, 2008, and the Firm's audits of the financial statements of two issuer clients for the years ended December 31, 2006 and 2007, respectively.” See PCAOB Release No. 105-2012-007 dated September 7, 2012.

Castle Holding Corp. has not adopted a Code of Ethics.

Castle Holding Corp. has no audit committee or any other committee of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

For the years ended September 30, 2016 and 2015, no cash or stock-based compensation has been paid to or accrued for any director or executive officer.

At September 30, 2016, there are no outstanding equity awards for any director or executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have 200,000,000 shares of authorized Common Stock, of which 47,003,510 shares are currently issued and 46,414,710 shares are currently outstanding. We also have 10,000,000 authorized shares of Preferred Stock, of which 522,250 Class A Convertible Preferred shares and 100,000 Class B Preferred shares are currently issued and outstanding.

The following table sets forth certain information as of October 28, 2016 with respect to the beneficial ownership of our outstanding Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

11

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Approximate Percent of Class
John V. Cappello (Chief Executive Officer and Director)(2)
10102 Valley Forge Circle
King of Prussia, PA 19406	23,000,000	49.6	%(5)

George R. Hebert (President and Director)
183 Gordon Place
Freeport, NY 11520	1,093,670	2.4%

Michael T. Studer (Secretary, Treasurer, and a Director)
3 Carolyn Court
Amityville, NY 11701	705,600	1.5%

Castle Holding Corp. Deferred Compensation
Plan FBO George R. Hebert (3)
111 West Sunrise Highway
Freeport, NY 11520	4,867,100	10.5%

Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer (3)
111 West Sunrise Highway
Freeport, NY 11520	1,080,000	2.3%

Thomas Prendercast c/o Castle Holding Corp.
10102 Valley Forge Circle
King of Prussia, PA 19406	4,000,000	8.6%

All Executive Officers and Directors as a Group (3 persons) (4)	30,746,370	66.2%

___________

(1)	Unless otherwise indicated below, the Company has been advised that each person named above is the record owner of and exercises the sole voting and investment power over the shares shown opposite his name.

(2)	Includes 7,000,000 shares owned by Cappello’s Inc., a corporation controlled by John V. Cappello.

12

(3)	Includes 50% of 1,640,000 shares owned by Castle Advisors Limited Partnership 94-1 (“CALP”). Castle Holding Corp. Deferred Compensation Plan FBO George R. Hebert and Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer each own a 50% limited partnership interest in CALP. Neither Mr. Hebert nor Mr. Studer exercises sole voting and investment power over the 1,640,000 shares owned by CALP.

(4)	Includes 4,867,100 shares relating to Castle Holding Corp. Deferred Compensation Plan FBO George R. Hebert and includes 1,080,000 shares relating to Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer.

(5)	Excludes 100,000 shares of Class B Preferred Stock owned by John V. Cappello. Each share of Class B Preferred Stock is entitled to 100 votes per share. Thus, Mr. Cappello has total voting power of 33,000,000 votes, or 58.5% of the total 56,414,710 votes eligible to vote at October 28, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 20, 2014, pursuant to a Stock Purchase Agreement involving a change in control of Castle Holding Corp. (“CHOD”), CHOD issued a total of 7,000,000 restricted shares of CHOD common stock (valued at a total of $325,000) to Cappello’s Inc. (“Cappello’s”) in exchange for (1) Cappello’s assignment of a License Agreement between Cappello’s and Emergent Health Corporation (“EMGE”) dated August 26, 2014 to CHOD effective January 1, 2015 (2,000,000 shares valued at $30,000), (2) 2,000,000 restricted shares of EMGE common stock (2,000,000 shares valued at $250,000), and (3) $45,000 cash (3,000,000 shares valued at $45,000). Cappello’s is controlled by the chief executive officer of CHOD.

Effective June 1, 2015, CHOD issued 100,000 shares of Class B Preferred Stock (valued at $10,000) to John V. Cappello, Chief Executive Officer of the Company, in connection with a $15,000 loan made to SAS Health and Beauty Corp., subsidiary of CHOD. Each share of Class B Preferred Stock is entitled to 100 votes per share but has no conversion, liquidation, or dividend rights.

We do not consider any of our directors as being independent under Item 407(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended September 30, 2016 and 2015, Castle Holding Corp. has had no principal accountant.

13

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

_____________

* Previously filed and incorporated by reference.

14

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE HOLDING CORP.

Date: October 31, 2016	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

CASTLE HOLDING CORP.

Date: October 31, 2016	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer

15