Form 10-Q
period 2016-12-31
CASTLE HOLDING CORP
filed 2017-01-20
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 13, 2017, the registrant had 47,003,510 shares of common stock issued and 46,414,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding and 100,000 Class B Preferred shares issued and outstanding.

Castle Holding Corp.

Quarterly Period Ended December 31, 2016

PART I

ITEM 1. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited and Unreviewed)

	December 31, 2016	September 30, 2016
Assets
Cash and cash equivalents	$36,104	$41,643
Marketable securities, at market value	102,200	140,362
Inventory	3,405	3,405
Investment in Emergent Health Corporation common stock	60,000	60,000
License agreement with Emergent Health Corporation	30,000	30,000
Other assets	5,164	2

Total assets	$236,873	$275,412

Liabilities and Stockholders' Equity
Liabilities:
Margin liability to broker	$19,495	$19,751
Accounts payable and accrued expenses	925	785
Deferred revenue	3,211	-
Loans payable to affiliates	18,081	18,081

Total liabilities	41,712	38,617

Stockholders' equity:
Preferred stock, $.01 par value; authorized 8,900,000 and 8,900,000 shares, respectively; none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 522,250 and 522,250 shares, respectively	5,223	5,223
Class B Preferred stock, $.01 par value; authorized 100,000 shares, issued and outstanding 100,000 and 100,000 shares, respectively	1,000	1,000
Common stock, $.0025 par value; authorized 200,000,000 shares, issued 47,003,510 and 47,003,510 shares, respectively (net of 261,000 shares "stopped" and requested to be cancelled)	117,509	117,509
Treasury common stock - 588,800 and 588,800 shares, respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,883,177	1,883,177
Accumulated deficit	(1,779,128)	(1,737,494)
Total stockholders' equity	195,161	236,795

Total liabilities and stockholders' equity	$236,873	$275,412

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	Three Months Ended December 31,
	2016	2015
Sales	$-	$4,779
Cost of sales	-	761
Gross profit	-	4,018

Selling expenses	1,105	1,717
General and administrative expenses	4,124	31,623
Total operating expenses	5,229	33,340

Income (loss) from operations	(5,229)	(29,322)

Other income (expense):
Interest and dividends revenues	1,600	7,250
Royalties revenues	1,500	572
Net gain (loss) on marketable securities	(39,059)	11,020
Impairment of investment in Emergent Health Corporation common stock	-	(40,000)
Interest expense	(446)	-
Total other income (expense) - net	(36,405)	(21,158)

Income (loss) before income taxes	(41,634)	(50,480)
Provision for income taxes	-	-

Net income (loss)	$(41,634)	$(50,480)

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	46,414,710	44,394,710
Diluted	46,936,960	44,916,960

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2015 to December 31, 2016
(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2015	522,250	$5,223	100,000	$1,000	44,983,510	$112,459	(588,800)	$(32,620)	$1,833,527	$(1,458,943)	$460,646

Issuance of common shares on April 1, 2016 for 1,500,000 free trading shares of Gold Mining USA Inc. ("GMUI") common stock	-	-	-	-	2,000,000	5,000	-	-	47,500	-	52,500

Issuance of common shares on May 5, 2016 for legal services rendered	-	-	-	-	20,000	50	-	-	2,500	-	2,200

Net loss	-	-	-	-	-	-	-	-	-	(278,551)	(278,551)

Balances, September 30, 2016	522,250	5,223	100,000	1,000	47,003,510	117,509	(588,800)	(32,620)	1,883,177	(1,737,494)	236,795

Net loss for the three months ended December 31, 2016	-	-	-	-	-	-	-	-	-	(41,634)	(41,634)

Balances, December 31, 2016	522,250	$5,223	100,000	$1,000	47,003,510	$117,509	(588,800)	$(32,620)	$1,883,177	$(1,779,128)	$195,161

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(41,634)	$(50,480)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of investment in Emergent Health Corporation common stock	-	40,000
Changes in operating assets and liabilities:
Marketable securities	38,162	(11,020)
Inventory	-	761
Other assets	(5,162)	-
Margin liability to broker	(256)	-
Accounts payable and accrued expenses	140	(6)
Deferred revenue	3,211	-

Net cash provided by (used in) operating activities	(5,539)	(20,745)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(5,539)	(20,745)
Cash and cash equivalents, beginning of period	41,643	65,969

Cash and cash equivalents, end of period	$36,104	$45,224

Supplemental disclosures of cash flow information:
Interest paid	$446	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2016 and 2015

(Unaudited and Unreviewed)

1. ORGANIZATION

Castle Holding Corp. (“CHOD”) is a holding company which was incorporated in Nevada on June 13, 1986. The subsidiaries of CHOD are as follows:

1.	Castle Royalties Corp. (incorporated in New York April 11, 1991) – name changed from Church Street Securities Corp. on March 16, 2015; assignee of License Agreement with Emergent Health Corporation effective March 16, 2015 (see Note 5).

2.	SAS Health and Beauty Corp. (incorporated in New York May 27, 1994) – name changed from Wall Street Indians, Ltd. on March 31, 2015; manufactures and markets a skin care product (commencing July 2015) and vitamin supplements (commencing November 2016).

3.	The Unlisted Stock Market Corporation (incorporated in New York December 9, 1999) – no operations from inception.

4.	Shark Venture Capital Inc. (incorporated in Nevada December 22, 2014) – plans to engage in venture capital activities.

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

The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2017. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes related thereto for the years ended September 30, 2016 and 2015 included in our Form 10-K filed with the SEC.

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

Marketable securities Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income (($38,162) and ($11,020) for the three months ended December 31, 2016 and 2015, respectively).

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2016 and 2015

(Unaudited and Unreviewed)

Inventory – Inventory is stated at the lower of cost (first–in, first–out method) or market (net realizable value). At December 31, 2016 and September 30, 2016, inventory consists of bottles of a skin care product called SAS Flower of Youth Facial Lift Spray and point of sales displays.

Revenue recognition – Revenues are recognized upon delivery of the products, at which time title passes to the customer, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is deemed probable.

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

Recent accounting pronouncements – Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

3. MARKETABLE SECURITIES, AT MARKET VALUE

At December 31, 2016 and September 30, 2016, marketable securities consist of:

	December 31, 2016	September 30, 2016

32,000 and 32,000 shares, respectively, Medallion Financial Group (MFIN)	$96,640	$135,040

1,400,000 and 1,400,000 shares, respectively, Gold Mining USA Inc. (GMUI)	5,460	5,222
Various	100	100

Total	$102,200	$140,362

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2016 and 2015

(Unaudited and Unreviewed)

4. INVESTMENT IN EMERGENT HEALTH CORPORATION COMMON STOCK

On November 20. 2014, pursuant to a Stock Purchase Agreement involving a change in control of CHOH, CHOD acquired 2,000,000 restricted shares of Emergent Health Corporation (“EMGE”) common stock in exchange for the issuance of 2,000,000 restricted shares of CHOD common stock. The EMGE investment was initially valued at an estimated fair value of $250,000. The closing trading price of EMGE free trading common stock at November 20, 2014 was $0.49 per share.

At September 30, 2015, the Company recognized an impairment loss on the investment in EMGE common stock of $90,000 and reduced the carrying value from $250,000 to $160,000. At December 31, 2015, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $160,000 to $120,000. At March 31, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $120,000 to $80,000. At September 30, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $80,000 to $60,000. The closing trading price of EMGE free trading common stock at September 30, 2016 and December 31, 2016 was $0.0326 per share and $0.085 per share, respectively.

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

The EMGE License Agreement provided for Licensee’s payment of quarterly royalty payments to Licensor equal to 5% of the first $1,000,000 of annual net sales of the Licensed Products, 4% of the next $1,000,000 of annual net sales, 3% of the next $1,000,000 of annual net sales, 2% of the next $2,000,000 of annual net sales, and 1% of all additional annual net sales. The term of the EMGE License Agreement was to upon the expiration of the last to expire of the Patent Rights. In the event the Base Sales of any one or more of the Licensed Products did not increase by 15% per year over each prior calendar year (“Underperforming Licensed Products”) and the Licensee did not pay royalties based on 15% annual increases in Base Sales for the Underperforming Licensed Product(s), Licensor could terminate the license for such Underperforming Licensed Product(s) or convert the license from an exclusive license to a non-exclusive license for such Underperforming Licensed Product(s). During the term, Licensor was to keep Licensee informed of the progress of the Patent Rights in the U.S. Patent Office and was to direct and control all aspects of the prosecution and maintenance of the Patent Rights using patent counsel of its choice; Licensee was to pay all reasonable costs and fees attributable to the Patent Rights including patent maintenance fees, government fees and attorney fees.

On June 17, 2015, pursuant to a Swenson-Emergent Loan and Security Agreement, the Company consented to EMGE’s grant of a security interest in the License Agreement to a lender.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2016 and 2015

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

In November 2016, the Company collected $1,500 of current royalties from EMGE.

6. LOANS PAYABLE TO AFFILIATES

Loan payable to affiliates consist of:

	December 31, 2016	September 30, 2016
SAS Health and Beauty Corp. Promissory
Note due John V. Cappello, chief executive officer of the Company, non-interest bearing, due December 1, 2016	$15,000	$15,000

Loans payable to entities affiliated with president and treasurer of the Company, non-interest bearing, due on demand	3,081	3,081

Total	$18,081	$18,081

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

Three Months Ended December 31, 2016 and 2015

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

The provisions for (benefit from) income taxes consisted of:

	Three Months Ended December 31,
	2016	2015
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(13,536)	(3,332)
State	(2,706)	(681)
Change in valuation allowance	15,942	4,013

Total	-	-

Provision for income taxes	$-	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2016 and 2015

(Unaudited and Unreviewed)

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Three Months Ended December 31,
	2016	2015

Computed Federal income tax at 34%	$(14,156)	$(17,163)
Computed state income tax, net of Federal tax effect	(1,786)	(2,166)
Non-deductible impairment of investment in Emergent Health Corporation common stock	-	15,316
Change in valuation allowance	15,942	4,013

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $405,884 attributable to the future utilization of $1,142,747 of prior year net operating loss carryforwards and $51,030 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2016. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $180,132 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, $39,208 in year 2025, and $27,098 in year 2036. The capital loss carryforward of $51,030 expires $49,175 in year 2018 and $1,855 in year 2021.

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

From September 2015 to August 2016, the Company also occupied office space in King of Prussia, Pennsylvania under a lease at a rent of $950 per month. Since September 2016, the Company has been using other space in King of Prussia, Pennsylvania provided by EMGE at no cost to the Company. Management of the Company is currently working with EMGE to revive its business model and become viable.

10. SUBSEQUENT EVENTS

On January 5, 2017 to January 17, 2017, the Company sold a total of 32,000 shares, Medallion Financial Group (see Note 3) for a total of $97,820.

On January 6, 2017, the bylaws of the Company were amended by unanimous consent of two stockholders holding a majority of the voting rights of the Company’s stockholders. Among other things, the amended bylaws provide that the Company’s present chief executive officer John V. Cappello be permitted 10 votes on any matter presented to the Board of Directors and that Cappello is to hold this voting right in perpetuity and may pass this voting right on or relinquish it at his discretion in the future.

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

Commencing July 2015, CHC’s subsidiary SAS Health and Beauty Corp. (“SAS”) has engaged in the production and sales of a skin care product called “SAS Flower of Youth Facial Lift Spray.” In November 2016, SAS started marketing two vitamin supplement products called “JDI MultiVitamin/MultiMineral with NeuStem” and “NeuStem”; prepaid orders received in November and December 2016 were delivered to customers in January 2017.

RESULTS OF OPERATIONS – Three Months ended December 31, 2016 compared to Three Months ended December 31, 2015.

Sales decreased $4,779 from $4,779 in 2015 to $0 in 2016. The sales in 2015 were all from sales of the SAS Flower of Youth Facial Lift Spray product. In August 2016, we disabled our order processing software which was not working properly. In November 2016, we launched a test marketing program with new software offering the spray product and two new vitamin supplement products. Orders totaling $3,211 were received in November and December 2016 but will not be recognized as revenue until 2017 when delivery of the related products was made.

Cost of sales decreased $761 from $761 in 2015 to $0 in 2016.

Gross profit decreased $4,018 from $4,018 in 2015 to $0 in 2016 as a result of the sales suspension in 2016 discussed above. The gross profit percentage of sales in 2015 was approximately 84%.

Total operating expenses decreased $28,111 from $33,340 in 2015 to $5,229 in 2016. The decrease was primarily due to $20,000 of consulting fees incurred in 2015 relating to a Financial Public Relations Agreement executed in November 2015.

Other expense – net increased $15,247 from $21,158 in 2015 to $36,405 in 2016. The increase was due primarily to the $50,079 negative comparison in net gain (loss) on marketable securities from a gain of $11,020 in 2015 to a loss of $39,059 in 2016, offset by a $40,000 decrease in impairment expense of our investment in Emergent Health Corporation common stock. For both periods, substantially all of the marketable securities were invested in MFIN common stock which price per share decreased from $4.22 at September 30, 2016 to $3.02 at December 31, 2016.

Net loss decreased $8,846 from $50,480 in 2015 to $41,634 in 2016. The decrease was due to the $28,111 decrease in operating expenses, offset partially by the $4,018 decrease in gross profit and the $15,247 increase in other expense – net.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, the Company had cash and cash equivalents of $36,104, total assets of $236,873, total liabilities of $41,712, and total stockholders’ equity of $195,161. Of the $236,873 total assets at December 31, 2016, $96,640 represents the quoted value of 32,000 shares MFIN common stock and $60,000 represents the carrying value of 2,000,000 restricted shares of Emergent Health Corporation (EMGE) common stock.

Cash and cash equivalents decreased $5,539 from $41,643 at September 30, 2016 to $36,104 at December 31, 2016. The $5,539 decrease was due primarily to the $41,634 net loss, offset partially by the $38,162 decrease in marketable securities.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities – In the three months ended December 31, 2016, we did not sell any of our common stock or Class A Convertible Preferred Stock.

(b) Issuer Purchases of Equity Securities: In the three months ended December 31, 2016, we did not purchase any of our common stock or Class A Convertible Preferred Stock.

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

Castle Holding Corp.

Date: January 19, 2017	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer

Castle Holding Corp.

Date: January 19, 2017	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer

