Form 10-Q
period 2017-03-31
CASTLE HOLDING CORP
filed 2017-05-01
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number 33-37809-NY

CASTLE HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	77-0121957
(State or Other Jurisdiction of Identification No.)	(I.R.S. Employer Incorporation or Organization)

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

As of April 28, 2017, the registrant had 47,003,510 shares of common stock issued and 46,414,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding and 100,000 Class B Preferred shares issued and outstanding.

Castle Holding Corp.

Quarterly Period Ended March 31, 2017

PART I

ITEM 1. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited and Unreviewed)

	March 31, 2017	September 30, 2016
Assets
Cash and cash equivalents	$115,442	$41,643
Marketable securities, at market value	3,400	140,362
Inventory	11,841	3,405
Investment in Emergent Health Corporation common stock	40,000	60,000
License agreement with Emergent Health Corporation	30,000	30,000
Other assets	2	2

Total assets	$200,685	$275,412

Liabilities and Stockholders' Equity
Liabilities:
Margin liability to broker	$-	$19,751
Accounts payable and accrued expenses	1,248	785
Loans payable to affiliates	18,081	18,081

Total liabilities	19,329	38,617

Stockholders' equity:
Preferred stock, $.01 par value; authorized 8,900,000 and 8,900,000 shares, respectively; none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 522,250 and 522,250 shares, respectively	5,223	5,223
Class B Preferred stock, $.01 par value; authorized 100,000 shares, issued and outstanding 100,000 and 100,000 shares, respectively	1,000	1,000
Common stock, $.0025 par value; authorized 200,000,000 shares, issued 47,003,510 and 47,003,510 shares, respectively (net of 261,000 shares "stopped" and requested to be cancelled)	117,509	117,509
Treasury common stock - 588,800 and 588,800 shares, respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,883,177	1,883,177
Accumulated deficit	(1,792,933)	(1,737,494)
Total stockholders' equity	181,356	236,795

Total liabilities and stockholders' equity	$200,685	$275,412

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Sales	$19,445	$2,474	$19,445	$7,253
Cost of sales	2,886	86	2,886	847
Gross profit	16,559	2,388	16,559	6,406

Selling expenses	7,286	1,620	8,391	3,337
General and administrative expenses	1,689	3,387	5,813	35,010
Total operating expenses	8,975	5,007	14,204	38,347

Income (loss) from operations	7,584	(2,619)	2,355	(31,941)

Other income (expense):
Interest and dividends revenues	1	-	1,601	7,250
Royalties revenues	-	-	1,500	572
Net gain (loss) on marketable securities	(1,314)	36,930	(40,373)	47,950
Impairment of investment in Emergent Health Corporation
common stock	(20,000)	(40,000)	(20,000)	(80,000)
Interest expense	(76)	-	(522)	-
Total other income (expense) - net	(21,389)	(3,070)	(57,794)	(24,228)

Income (loss) before income taxes	(13,805)	(5,689)	(55,439)	(56,169)
Provision for income taxes	-	-	-	-

Net income (loss)	$(13,805)	$(5,689)	$(55,439)	$(56,169)

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	46,414,710	44,394,710	46,414,710	44,394,710
Diluted	46,936,960	44,916,960	46,936,960	44,916,960

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2015 to March 31, 2017
(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2015	522,250	$5,223	100,000	$1,000	44,983,510	$112,459	(588,800)	$(32,620)	$1,833,527	$(1,458,943)	$460,646

Issuance of common shares on April 1, 2016 for 1,500,000 free trading shares of Gold Mining USA Inc. ("GMUI") common stock	-	-	-	-	2,000,000	5,000	-	-	47,500	-	52,500

Issuance of common shares on May 5, 2016 for legal services rendered	-	-	-	-	20,000	50	-	-	2,500	-	2,200

Net loss	-	-	-	-	-	-	-	-	-	(278,551)	(278,551)

Balances, September 30, 2016	522,250	5,223	100,000	1,000	47,003,510	117,509	(588,800)	(32,620)	1,883,177	(1,737,494)	236,795

Net loss for the six months ended March 31, 2017	-	-	-	-	-	-	-	-	-	(55,439)	(55,439)

Balances, March 31, 2017	522,250	$5,223	100,000	$1,000	47,003,510	$117,509	(588,800)	$(32,620)	$1,883,177	$(1,792,933)	$181,356

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)
	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(55,439)	$(56,169)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Impairment of investment in Emergent Health Corporation common stock	20,000	80,000
Changes in operating assets and liabilities:
Marketable securities	136,962	(47,850)
Inventory	(8,436)	(694)
Margin liability to broker	(19,751)	-
Accounts payable and accrued expenses	463	(448)

Net cash provided by (used in) operating activities	73,799	(25,161)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash and cash equivalents	73,799	(25,161)
Cash and cash equivalents, beginning of period	41,643	65,969

Cash and cash equivalents, end of period	$115,442	$40,808

Supplemental disclosures of cash flow information:
Interest paid	$446	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2017 and 2016

(Unaudited and Unreviewed)

1.ORGANIZATION

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

The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2017. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes related thereto for the years ended September 30, 2016 and 2015 included in our Form 10-K filed with the SEC.

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

Marketable securities ‑ Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($310,629 and ($47,850) for the six months ended March 31, 2017 and 2016, respectively).

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2017 and 2016

(Unaudited and Unreviewed)

Inventory – Inventory is stated at the lower of cost (first–in, first–out method) or market (net realizable value). At March 31, 2017 and September 30, 2016, substantially all inventory are finished goods available for sale.

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

3. MARKETABLE SECURITIES, AT MARKET VALUE

At March 31, 2017 and September 30, 2016, marketable securities consist of:

	March 31, 2017	September 30, 2016

32,000 shares, Medallion Financial Group (MFIN)	$-	$135,040

1,000,000 and 1,400,000 shares, respectively, Gold Mining USA Inc. (GMUI)	3,300	5,222
Various	100	100

Total	$3,400	$140,362

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2017 and 2016

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

At September 30, 2015, the Company recognized an impairment loss on the investment in EMGE common stock of $90,000 and reduced the carrying value from $250,000 to $160,000. At December 31, 2015, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $160,000 to $120,000. At March 31, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $120,000 to $80,000. At September 30, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $80,000 to $60,000. At March 31, 2017, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $60,000 to $40,000. The closing trading price of EMGE free trading common stock at September 30, 2016 and March 31, 2017 was $0.0326 per share and $0.02 per share, respectively.

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

Three and Six Months Ended March 31, 2017 and 2016

(Unaudited and Unreviewed)

EMGE did not report sales of the Licensed Products to CHOD in the first quarter 2016 or the second quarter 2016 and did not remit any royalties to CHOD. On April 28, 2016, CHOD notified EMGE that the EMGE License Agreement was terminated. The Company plans to pursue the manufacturing and marketing of the Licensed Products through its subsidiary SAS Health and Beauty Corp.

In November 2016, the Company collected $1,500 of current royalties from EMGE.

6. LOANS PAYABLE TO AFFILIATES

Loan payable to affiliates consist of:

	March 31, 2017	September 30, 2016
SAS Health and Beauty Corp. Promissory
Note due John V. Cappello, chief executive
officer of the Company, non-interest
bearing, due December 1, 2016	$15,000	$15,000

Loans payable to entities affiliated with
president and treasurer of the Company,
non-interest bearing, due on demand	3,081	3,081

Total	$18,081	$18,081

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

Three and Six Months Ended March 31, 2017 and 2016

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

The provisions for (benefit from) income taxes consisted of:

	Six Months Ended March 31,
	2017	2016
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(11,266)	7,576
State	(2,303)	1,549
Change in valuation allowance	13,569	(9,125)

Total	-	-

Provision for income taxes	$-	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended March 31, 2017 and 2016

(Unaudited and Unreviewed)

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Six Months Ended March 31,
	2017	2016

Computed Federal income tax at 34%	$(18,849)	$(19,097)
Computed state income tax, net of Federal tax effect	(2,378)	(2,410)
Non-deductible impairment of investment in Emergent Health Corporation common stock	7,658	30,632
Change in valuation allowance	13,569	(9,125)

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $405,884 attributable to the future utilization of $1,142,747 of prior year net operating loss carryforwards and $51,030 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $180,132 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, $39,208 in year 2025, and $27,098 in year 2036. The capital loss carryforward of $51,030 expires $49,175 in year 2018 and $1,855 in year 2021.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

9.COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Castle Holding Corp. (“CHOD”) is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. From January 2005 to June 2015, CHOD and its subsidiaries had minimal business operations and operating revenues.

Commencing July 2015, CHOD’s subsidiary SAS Health and Beauty Corp. (“SAS”) has engaged in the production and sales of a skin care product called “SAS Flower of Youth Facial Lift Spray.” In November 2016, SAS also started marketing two vitamin supplement products called “JDI MultiVitamin/MultiMineral with NeuStem” and “NeuStem”.

RESULTS OF OPERATIONS – Three Months ended March 31, 2017 compared to Three Months ended March 31, 2016.

Sales increased $16,971 from $2,474 in 2016 to $19,445 in 2017. The increase in sales was due to the introduction of our new vitamin supplement products in late 2016.

Cost of sales increased $2,800 from $86 in 2016 to $2,886 in 2017.

Gross profit increased $14,171 from $2,388 in 2016 to $16,559 in 2017 due to increased sales as a result of the introduction of the new products discussed above. The gross profit percentage of sales in 2017 was approximately 85%.

Total operating expenses increased $3,968 from $5,007 in 2016 to $8,975 in 2017.

Other expense – net increased $18,319 from $3,070 in 2016 to $21,389 in 2017. The increase was due primarily to the $38,244 negative comparison in net gain (loss) on marketable securities from a gain of $36,930 in 2016 to a loss of $1,314 in 2017, offset by a $20,000 decrease in impairment expense of our investment in Emergent Health Corporation common stock.

Net loss increased $8,116 from $5,689 in 2016 to $13,805 in 2017. The increase was due to the $3,968 increase in operating expenses and the $18,319 increase in other expense-net, offset partially by the $14,171 increase in gross profit.

RESULTS OF OPERATIONS – Six Months ended March 31, 2017 compared to Six Months ended March 31, 2016.

Sales increased $12,192 from $7,253 in 2016 to $19,445 in 2017. The increase in sales was due to the introduction of our new vitamin supplement products in late 2016.

Cost of sales increased $2,039 from $847 in 2016 to $2,886 in 2017.

Gross profit increased $10,153 from $6,406 in 2016 to $16,559 in 2017 due to increased sales as a result of the introduction of the new products in late 2016. The gross profit percentage of sales in 2017 and 2016 was approximately 85% and 88%, respectively.

Total operating expenses decreased $24,143 from $38,347 in 2016 to $14,204 in 2017. The decrease was primarily due to $20,000 of consulting fees incurred in 2016 relating to a Financial Public Relations Agreement executed in November 2015 which did not recur in 2017.

Other expense – net increased $33,566 from $24,228 in 2016 to $57,794 in 2017. The increase was due primarily to the $88,323 negative comparison in net gain (loss) on marketable securities from a gain of $47,950 in 2016 to a $40,373 loss in 2017, offset by a $60,000 decrease in impairment expense of our investment in Emergent Health Corporation common stock.

Net loss decreased $730 from $56,169 in 2016 to $55,439 in 2017. The decrease was due to the $10,153 increase in gross profit and the $24,143 decrease in operating expenses, offset partially by the $33,566 increase in other expense -net.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, the Company had cash and cash equivalents of $115,442, total assets of $200,685, total liabilities of $19,329, and total stockholders’ equity of $181,356.

Cash and cash equivalents increased $73,799 from $41,643 at September 30, 2016 to $115,442 at March 31, 2017. The $73,799 increase was due primarily to the sale of 32,000 shares of Medallion Finance Group (MFIN) common stock in January 2017 for proceeds of $97,820.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities – In the three months ended March 31, 2017, we did not sell any of our common stock or Class A Convertible Preferred Stock.

(b) Issuer Purchases of Equity Securities: In the three months ended March 31, 2017, we did not purchase any of our common stock or Class A Convertible Preferred Stock.

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

Castle Holding Corp.

Date: April 28, 2017	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer

Castle Holding Corp.

Date: April 28, 2017	By:	/s/ Michael T. Studer
Michael T. Studer
Secretary, Treasurer, Chief Financial Officer

