Form 10-Q
period 2017-06-30
CASTLE HOLDING CORP
filed 2017-08-07
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission file number 33-37809-NY

CASTLE HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	77-0121957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. EmployerIdentification No.)

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

As of August 4, 2017, the registrant had 47,003,510 shares of common stock issued and 46,414,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding and 100,000 Class B Preferred shares issued and outstanding.

Castle Holding Corp.

Quarterly Period Ended June 30, 2017

PART I

ITEM 1. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited and Unreviewed)
	June 30, 2017	September 30, 2016
Assets
Cash and cash equivalents	$109,900	$41,643
Marketable securities, at market value	3,300	140,362
Inventory	12,536	3,405
Investment in Emergent Health Corporation common stock	40,000	60,000
License agreement with Emergent Health Corporation	30,000	30,000
Other assets	2	2
Total assets	$195,738	$275,412

Liabilities and Stockholders' Equity
Liabilities:
Margin liability to broker	$-	$19,751
Accounts payable and accrued expenses	3,427	785
Loans payable to affiliates	18,081	18,081

Total liabilities	21,508	38,617

Stockholders' equity:
Preferred stock, $.01 par value; authorized 8,900,000 and 8,900,000 shares, respectively; none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 522,250 and 522,250 shares, respectively	5,223	5,223
Class B Preferred stock, $.01 par value; authorized 100,000 shares, issued and outstanding 100,000 and 100,000 shares, respectively	1,000	1,000
Common stock, $.0025 par value; authorized 200,000,000 shares, issued 47,003,510 and 47,003,510 shares, respectively (net of 261,000 shares "stopped" and requested to be cancelled)	117,509	117,509
Treasury common stock - 588,800 and 588,800 shares, respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,883,177	1,883,177
Accumulated deficit	(1,800,059)	(1,737,494)
Total stockholders' equity	174,230	236,795

Total liabilities and stockholders' equity	$195,738	$275,412

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Sales	$17,317	$959	$36,762	$8,212
Cost of sales	4,637	211	7,523	1,058
Gross profit	12,680	748	29,239	7,154

Selling expenses	11,414	506	19,805	3,843
General and administrative expenses	8,289	15,572	14,102	50,582
Total operating expenses	19,703	16,078	33,907	54,425

Income (loss) from operations	(7,023)	(15,330)	(4,668)	(47,271)

Other income (expense):
Interest and dividends revenues	-	14,501	1,601	21,751
Royalties revenues	-	-	1,500	572
Net gain (loss) on marketable securities	(100)	(90,585)	(40,473)	(42,635)
Impairment of investment in Emergent Health Corporation common stock	-	-	(20,000)	(80,000)
Interest expense	(3)	(87)	(525)	(87)
Total other income (expense) - net	(103)	(76,171)	(57,897)	(100,399)

Income (loss) before income taxes	(7,126)	(91,501)	(62,565)	(147,670)
Provision for income taxes	-	-	-	-

Net income (loss)	$(7,126)	$(91,501)	$(62,565)	$(147,670)

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	46,414,710	46,407,237	46,414,710	45,065,562
Diluted	46,936,960	46,929,487	46,936,960	45,587,812

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Period October 1, 2015 to June 30, 2017
(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2015	522,250	$5,223	100,000	$1,000	44,983,510	$112,459	(588,800)	$(32,620)	$1,833,527	$(1,458,943)	$460,646

Issuance of common shares on April 1, 2016 for 1,500,000 free trading shares of Gold Mining USA Inc. ("GMUI") common stock	-	-	-	-	2,000,000	5,000	-	-	47,500	-	52,500

Issuance of common shares on May 5, 2016 for legal services rendered	-	-	-	-	20,000	50	-	-	2,500	-	2,200

Net loss	-	-	-	-	-	-	-	-	-	(278,551)	(278,551)

Balances, September 30, 2016	522,250	5,223	100,000	1,000	47,003,510	117,509	(588,800)	(32,620)	1,883,177	(1,737,494)	236,795

Net loss for the nine months ended June 30, 2017	-	-	-	-	-	-	-	-	-	(62,565)	(62,565)

Balances, June 30, 2017	522,250	$5,223	100,000	$1,000	47,003,510	$117,509	(588,800)	$(32,620)	$1,883,177	$(1,800,059)	$174,230

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Unreviewed)
	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(62,565)	$(147,670)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Issuance of common stock for legal services	-	2,200
Impairment of investment in Emergent Health Corporation common stock	20,000	80,000
Changes in operating assets and liabilities:
Marketable securities	137,062	43,327
Inventory	(9,131)	(483)
Margin liability to broker	(19,751)	-
Accounts payable and accrued expenses	2,642	(481)

Net cash provided by (used in) operating activities	68,257	(23,107)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash and cash equivalents	68,257	(23,107)
Cash and cash equivalents, beginning of period	41,643	65,969

Cash and cash equivalents, end of period	$109,900	$42,862

Supplemental disclosures of cash flow information:
Interest paid	$525	$82
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of 2,000,000 restricted shares of CHOD common stock in exchange for 1,500,000 free trading shares of Gold Mining USA Inc., (“GMUI”) common stock	$-	$52,500

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2017 and 2016

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

The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2017. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes related thereto for the years ended September 30, 2016 and 2015 included in our Form 10-K filed with the SEC.

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

Marketable securities ‑ Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($310,529 and ($43,231) for the nine months ended June 30, 2017 and 2016, respectively).

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2017 and 2016

(Unaudited and Unreviewed)

Inventory – Inventory is stated at the lower of cost (first–in, first–out method) or market (net realizable value). At June 30, 2017 and September 30, 2016, substantially all inventory are finished goods available for sale.

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

3. MARKETABLE SECURITIES, AT MARKET VALUE

At June 30, 2017 and September 30, 2016, marketable securities consist of:

	June 30, 2017	September 30, 2016

32,000 shares, Medallion Financial Group (MFIN)	$-	$135,040

1,000,000 and 1,400,000 shares, respectively, Gold Mining USA Inc. (GMUI)	3,200	5,222
Various	100	100

Total	$3,300	$140,362

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2017 and 2016

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

At September 30, 2015, the Company recognized an impairment loss on the investment in EMGE common stock of $90,000 and reduced the carrying value from $250,000 to $160,000. At December 31, 2015, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $160,000 to $120,000. At March 31, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $120,000 to $80,000. At September 30, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $80,000 to $60,000. At March 31, 2017, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $60,000 to $40,000. The closing trading price of EMGE free trading common stock at September 30, 2016 and June 30, 2017 was $0.0326 per share and $0.0332 per share, respectively.

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

Three and Nine Months Ended June 30, 2017 and 2016

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

In November 2016, the Company collected $1,500 of current royalties from EMGE.

6. LOANS PAYABLE TO AFFILIATES

Loan payable to affiliates consist of:

	June 30, 2017	September 30, 2016
SAS Health and Beauty Corp. Promissory
Note due John V. Cappello, chief executive
officer of the Company, non-interest
bearing, due December 1, 2016	$15,000	$15,000

Loans payable to entities affiliated with
president and former treasurer of the Company,
non-interest bearing, due on demand	3,081	3,081

Total	$18,081	$18,081

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

Three and Nine Months Ended June 30, 2017 and 2016

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

The provisions for (benefit from) income taxes consisted of:

	Nine Months Ended June 30,
	2017	2016
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(13,531)	(21,512)
State	(2,767)	(4,399)
Change in valuation allowance	16,298	25,911

Total	-	-

Provision for income taxes	$-	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended June 30, 2017 and 2016

(Unaudited and Unreviewed)

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Nine Months Ended June 30,
	2017	2016

Computed Federal income tax at 34%	$(21,272)	$(50,208)
Computed state income tax, net of Federal tax effect	(2,684)	(6,335)
Non-deductible impairment of investment in Emergent Health Corporation common stock	7,658	30,632
Change in valuation allowance	16,298	25,911

Provision for income taxes	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $405,884 attributable to the future utilization of $1,142,747 of prior year net operating loss carryforwards and $51,030 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $180,132 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, $39,208 in year 2025, and $27,098 in year 2036. The capital loss carryforward of $51,030 expires $49,175 in year 2018 and $1,855 in year 2021.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

9. COMMITMENTS AND CONTINGENCIES

Since December 2005, the Company has been using space in Freeport New York provided by a public accounting firm owned by the Company’s former treasurer at no cost to the Company.

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

RESULTS OF OPERATIONS – Three Months ended June 30, 2017 compared to Three Months ended June 30, 2016.

Sales increased $16,358 from $959 in 2016 to $17,317 in 2017. The increase in sales was due to the introduction of our new vitamin supplement products in late 2016.

Cost of sales increased $4,426 from $211 in 2016 to $4,637 in 2017.

Gross profit increased $11,932 from $748 in 2016 to $12,680 in 2017 due to increased sales as a result of the introduction of the new products discussed above. The gross profit percentage of sales in 2017 was approximately 73%.

Total operating expenses increased $3,625 from $16,078 in 2016 to $19,703 in 2017.

Other expense – net decreased $76,068 from $76,171 in 2016 to $103 in 2017. The decrease was due primarily to the $90,485 positive comparison in net gain (loss) on marketable securities from a loss of $90,585 in 2016 to a loss of $100 in 2017, offset by a $14,501 decrease in interest and dividends revenues from $14,501 in 2016 to $0 in 2017.

Net loss decreased $84,375 from $91,501 in 2016 to $7,126 in 2017. The decrease was due to the $11,932 increase in gross profit and the $76,068 decrease in other expense-net, offset partially by the $3,625 increase in operating expenses.

RESULTS OF OPERATIONS – Nine Months ended June 30, 2017 compared to Nine Months ended June 30, 2016.

Sales increased $28,550 from $8,212 in 2016 to $36,762 in 2017. The increase in sales was due to the introduction of our new vitamin supplement products in late 2016.

Cost of sales increased $6,458 from $1,058 in 2016 to $7,523 in 2017.

Gross profit increased $22,085 from $7,154 in 2016 to $29,239 in 2017 due to increased sales as a result of the introduction of the new products in late 2016. The gross profit percentage of sales in 2017 and 2016 was approximately 80% and 87%, respectively.

Total operating expenses decreased $20,518 from $54,425 in 2016 to $33,907 in 2017. The decrease was primarily due to $20,000 of consulting fees incurred in 2016 relating to a Financial Public Relations Agreement executed in November 2015 which did not recur in 2017.

Other expense – net decreased $42,502 from $100,399 in 2016 to $57,897 in 2017. The decrease was due primarily to the $60,000 decrease in impairment expense of our investment in Emergent Health Corporation common stock, offset by the $19,970 decrease in interest and dividends revenues from $21,751 in 2016 to $1,601 in 2017.

Net loss decreased $85,105 from $147,670 in 2016 to $62,565 in 2017. The decrease was due to the $22,085 increase in gross profit, the $20,518 decrease in operating expenses, and the $42,502 decrease in other expense -net.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017, the Company had cash and cash equivalents of $109,900, total assets of $195,738, total liabilities of $21,508, and total stockholders’ equity of $174,230.

Cash and cash equivalents increased $68,257 from $41,643 at September 30, 2016 to $109,900 at June 30, 2017. The $68,257 increase was due primarily to the sale of 32,000 shares of Medallion Finance Group (MFIN) common stock in January 2017 for proceeds of $97,820.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities – In the three months ended June 30, 2017, we did not sell any of our common stock or Class A Convertible Preferred Stock.

(b) Issuer Purchases of Equity Securities: In the three months ended June 30, 2017, we did not purchase any of our common stock or Class A Convertible Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 17, 2017, Michael T. Studer resigned as chief financial officer and director of the Company.

ITEM 6. EXHIBITS

The following exhibits are including with this filing:

3.1*	Articles of Incorporation (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

3.2*	Amendment to Articles of Incorporation (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

3.2*	Amendment to Articles of Incorporation filed August 15, 2001 (September 30, 2001 Form 10-K filed January 15, 2002)

3.3*	By-laws (Form S-18 Registration No. 33-8395-LA, effective November 14, 1986)

4.4*	Specimen Stock Certificate (Form S-18 Registration No. 33-37809-NY, effective February 11, 1991)

31.1	Sarbanes-Oxley Section 302 certification by John V. Cappello

32.1	Sarbanes-Oxley Section 906 certification by John V. Cappello

99.1*	Complaint for Injunctive and Other Relief (dated September 14, 1994) – Securities and Exchange Commission, Plaintiff (Form 8-K dated September 13, 1994)

99.3*	Distribution Agreement (Form 8-K filed October 29, 2014)

____________

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Holding Corp.

Date: August 4, 2017	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer and Chief Financial Officer

