Form 10-K
period 2017-09-30
CASTLE HOLDING CORP
filed 2017-10-27
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

Commission file number 33-37809-NY

CASTLE HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	77-0121957
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the then 9,648,340 shares of common stock held by non-affiliates of the Registrant (based on the $0.05 last reported price on the OTC Markets) on March 31, 2017 was $482,417.

As of October 20, 2017, the registrant had 47,003,510 shares of common stock issued and 46,414,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding and 100,000 Class B preferred shares issued and outstanding.

EXPLANATORY NOTE

Castle Holding Corp. (“CHOD”) previously voluntarily filed quarterly and annual reports up to and including the quarterly period ended June 30, 2002.

Commencing with the Form 10-K for the annual period ended September 30, 2013, CHOD has resumed voluntary filings of quarterly and annual reports.

2

Castle Holding Corp.

Fiscal Year Ended September 30, 2017

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

Through its subsidiary SAS, the Company is considering the manufacturing and marketing of the Licensed Products. The products relate to a line of stem cell nutrition and anti-aging ones which are patented and were well accepted by those familiar with these latest sectors in nutritional supplementation.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. PROPERTIES

We do not currently own any property. The Company’s offices are located at 111 West Sunrise Highway, Freeport, NY 11520 and 10120 Valley Forge Circle, King of Prussia, Pennsylvania, 19406. The Freeport office space is provided by Michael T. Studer CPA P.C., a public accounting firm owned by Michael T. Studer, our former Treasurer and director, at no cost to the Company. The King of Prussia office space is being provided by EMGE at no cost to the Company; management of the Company is currently working with EMGE to revive its business model and become viable.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

•         Market Information.

The Company’s Common Stock, $.0025 par value, is traded in the over-the-counter market under the symbol “CHOD”. Our common stock is quoted on the OTC Pink marketplace operated by OTC Markets Group. The following table sets forth the range of high and low trading prices for Common Stock as reported on the OTC Pink marketplace for each quarter during the last two fiscal years.

Fiscal Year ended September 30, 2017	High	Low
Quarter ended December 31, 2016	$0.375	$0.045
Quarter ended March 31, 2017	$0.05	$0.05
Quarter ended June 30, 2017	$0.07	$0.05
Quarter ended September 30, 2017	$0.06	$0.022

Fiscal Year ended September 30, 2016	High	Low
Quarter ended December 31, 2015	$0.18	$0.07
Quarter ended March 31, 2016	$0.13	$0.06
Quarter ended June 30, 2016	$0.11	$0.08
Quarter ended September 30, 2016	$0.18	$0.045

The Company’s Class A Convertible Preferred Stock and Class B Preferred Stock are not publicly traded or quoted.

•         Holders of Common Stock and Preferred Stock.

As of October 20, 2017, the number of holders of record of the Company’s common stock was approximately 250. The number of holders of record of the Company’s Class A Convertible Preferred Stock was approximately 90. The number of holders of record of the Company Class B Preferred Stock was 1.

•         Dividends.

The Company has paid no cash dividends and has no present plan to pay cash dividends, intending instead to reinvest its earnings, if any. However, payment of future cash dividends will be determined from time to time by its Board of Directors, based upon its future earnings, financial condition, capital requirements and other factors.

•         Securities Authorized for Issuance under Equity Compensation Plans

None.

•         Recent Sales of Unregistered Securities

None for the quarterly period ended September 30, 2017.

•         Issuer Purchases of Equity Securities

None for the quarterly period ended September 30, 2017.

We presently have no publicly announced repurchase plan or program to purchase our Common Stock or Series A Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Castle Holding Corp. (“CHOD”) is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, CHOD acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, CHOD formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. From January 2005 to June 2015, CHOD and its subsidiaries have had minimal business operations and operating revenues. Commencing July 2015, CHOD’s subsidiary SAS Health and Beauty Corp. (“SAS”) has engaged in the production and sales of a skin care product called SAS Flower of Youth Facial Lift Spray. In November 2016, SAS also started marketing two vitamin supplement products called “JDI MultiVitamin/MultiMineral with NeuStem” and “NeuStem”.

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

Through its subsidiary SAS, the Company is considering the manufacturing and marketing of the Licensed Products. The products relate to a line of stem cell nutrition and anti-aging ones which are patented and were well accepted by those familiar with these latest sectors in nutritional supplementation.

Results of Operations – Year ended September 30, 2017 compared to Year ended September 30, 2016.

Sales increased $61,329 from $8,385 in 2016 to $69,714 in 2017. The increase in sales was due to the introduction of our new vitamin supplement products in November 2016.

Cost of sales increased $9,785 from $1,246 in 2016 to $11,031 in 2017.

Gross profit increased $51,544 from $7,139 in 2016 to $58,683 in 2017 due to increased sales as a result of the introduction of the new products discussed above. The gross profit percentage of sales in 2016 and 2017 was approximately 85% and 84%, respectively.

Total operating expenses decreased $6,276 from $57,762 in 2016 to $51,486 in 2017. The decrease was primarily due to lower consulting and investor relation fees incurred in 2017 compared to 2016, offset by higher selling expenses in 2017 compared to 2016.

Other expense – net decreased $121,831 from $227,928 in 2016 to $106,097 in 2017. The decrease was due primarily to the $112,780 decrease in net loss on marketable securities and the $60,000 decrease in impairment expense of our investment in Emergent Health Corporation common stock, offset partially by the $30,000 impairment expense of the license agreement with Emergent Health Corporation in 2017 and the $21,750 decrease in interest and dividends revenues from $23,351 in 2016 to $1,601 in 2017.

Net loss decreased $179,651 from $278,551 in 2016 to $98,900 in 2017. The decrease was due to the $51,544 increase in gross profit, the $6,276 decrease in operating expenses and the $121,831 decrease in other expense-net.

Liquidity and Capital Resources

At September 30, 2017, the Company had cash and cash equivalents of $120,640, total assets of $160,264, total liabilities of $22,369, and total stockholders’ equity of $137,895.

Cash and cash equivalents increased $78,997 from $41,643 at September 30, 2016 to $120,640 at September 30, 2017. The $78,997 increase was due primarily to the $135,262 decrease in marketable securities, offset partially by the $19,751 decrease in margin liability to broker and the $28,900 adjusted net loss ($98,900 net loss adjusted for non-cash impairment expenses of $70,000).

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

CASTLE HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

	September 30, 2017	September 30, 2016
Assets
Cash and cash equivalents	$120,640	$41,643
Marketable securities, at market value	5,100	219,920
Inventory	9,027	3.109
Investment in Emergent Health Corporation common stock	20,000	160,000
License agreement with Emergent Health Corporation	-	30,000
Other assets	5,497	2

Total assets	$160,264	$275,412

Liabilities and Stockholders' Equity
Liabilities:
Margin liability to broker	$-	$19,751
Accounts payable and accrued expenses	4,288	785
Loans payable to affiliates	18,081	18,081

Total liabilities	22,369	38,617

Stockholders' equity:
Preferred stock, $.01 par value; authorized 8,900,000 and 8,900,000 shares, respectively; none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value; authorized 1,000,000 shares, issued and outstanding 522,250 and 522,250 shares, respectively;	5,223	5,223
Class B Preferred stock, $.01 par value; authorized 100,000 shares, issued and outstanding 100,000 and 100,000 shares, respectively	1,000	1,000
Common stock, $.0025 par value; authorized 200,000,000 shares, issued 47,003,510 and 47,003,510 shares, respectively (net of 261,000 shares "stopped" and requested to be cancelled)	117,509	117,509
Treasury common stock - 588,800 and 588,800 shares, respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,883,177	1,883,177
Accumulated deficit	(1,836,394)	(1,737,494)
Total stockholders' equity	137,895	236,795

Total liabilities and stockholders' equity	$160,264	$275,412

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Year Ended September 30,
	2017	2016
Sales	$69,714	$8,385
Cost of sales	11,031	1,246
Gross profit	58,683	7,139

Selling expenses	31,130	4,065
General and administrative expenses	20,356	53,697
Total operating expenses	51,486	57,762

Income (loss) from operations	7,197	(50,623)

Other income (expense):
Interest and dividends revenues	1,601	23,351
Royalties revenues	1,500	572
Net gain (loss) on marketable securities	(38,673)	(151,453)
Impairment of investment in Emergent Health Corporation common stock	(40,000)	(100,000)
Impairment of license agreement with Emergent Health Corporation	(30,000)	-
Interest expense	(525)	(398)
Total other income (expense) - net	(106,097)	(227,928)

Income (loss) before income taxes	(98,900)	(278,551)
Provision for income taxes	-	-

Net income (loss)	$(98,900)	$(278,551)

Net income (loss) per common share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic	46,414,710	45,550,049
Diluted	46,936,960	46,072,299

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended September 30, 2016 and 2017

(Unaudited)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2015	522,250	$5,223	100,000	$1,000	44,983,510	$112,459	(588,800)	$(32,620)	$1,833,527	$(1,458,943)	$460,646

Issuance of common shares on April 1, 2016 for 1,500,000 free trading shares of Gold Mining USA Inc. (“GMUI”) common stock	-	-	-	-	2,000,000	5,000	-	-	47,500	-	52,500

Issuance of common shares on May 5, 2016 for legal services rendered	-	-	-	-	20,000	50	-	-	2,500	-	2,200

Net loss	-	-	-	-	-	-	-	-	-	(278,551)	(278,551)

Balances, September 30, 2016	522,250	5,223	100,000	1,000	47,003,510	117,509	(588,800)	(32,620)	1,883,177	(1,737,494)	236,795

Net loss	-	-	-	-	-	-	-	-	-	(98,900)	(98,900)

Balances, September 30, 2017	522,250	$5,223	100,000	$1,000	47,003,510	$117,509	(588,800)	$(32,620)	$1,883,177	$(1,836,394)	$137,895

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Year Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(98,900)	$(278,551)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of common stock for legal services	-	2,200
Impairment of investment in Emergent Health Corporation common stock	40,000	100,000
Impairment of license agreement with Emergent Health Corporation	30,000	-
Changes in operating assets and liabilities:
Marketable securities	135,262	132,058
Inventory	(5,622)	(296)
Other assets	(5,495)	950
Margin liability to broker	(19,751)	19,751
Accounts payable and accrued expenses	3,503	(438)

Net cash provided by (used in) operating activities	78,997	(24,326)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash and cash equivalents	78,997	(24,326)
Cash and cash equivalents, beginning of period	41,643	65,969

Cash and cash equivalents, end of period	$120,640	$41,643

Supplemental disclosures of cash flow information:
Interest paid	$525	$398
Income taxes paid	$-	$-

Non-cash investing and financing activities:

Issuance of 2,000,000 shares of CHOD common stock in exchange for 1,500,000 free trading shares of Gold Mining USA Inc., (“GMUI”) common stock	$-	$52,500

See notes to consolidated financial statements.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2017 and 2016

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

Marketable securities ‑ Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($312,329 and ($149,598) for the years ended September 30, 2017 and 2016, respectively).

Inventory – Inventory is stated at the lower of cost (first–in, first–out method) or market (net realizable value). At September 30, 2017 and 2016, substantially all inventory are finished goods available for sale.

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

Years Ended September 30, 2017 and 2016

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

3. MARKETABLE SECURITIES, AT MARKET VALUE

At September 30, 2017 and September 30, 2016, marketable securities consist of:

	September 30, 2017	September 30, 2016

0 and 32,000 shares, respectively, Medallion Financial Group (MFIN)	$-	$135,040
1,000,000 and 1,400,000 shares, respectively, Gold Mining USA Inc. (GMUI)	5,000	5,222
Various	100	100

Total	$5,100	$140,362

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

At September 30, 2015, the Company recognized an impairment loss on the investment in EMGE common stock of $90,000 and reduced the carrying value from $250,000 to $160,000. At December 31, 2015, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $160,000 to $120,000. At March 31, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $120,000 to $80,000. At September 30, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $80,000 to $60,000. At March 31, 2017, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $60,000 to $40,000. At September 30, 2017, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $40,000 to $20,000. The closing trading price of EMGE free trading common stock at September 30, 2016 and September 30, 2017 was $0.0326 per share and $0.0156 per share, respectively.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2017 and 2016

(Unaudited)

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

EMGE did not report sales of the Licensed Products to CHOD in the first quarter 2016 and did not remit any royalties to CHOD. On April 28, 2016, CHOD notified EMGE that the EMGE License Agreement was terminated.

In November 2016, the Company collected $1,500 of current royalties from EMGE. At September 30, 2017, the Company recognized an impairment loss on the license agreement with Emergent Health Corporation of $30,000 and reduced the carrying value from $30,000 to $0.

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2017 and 2016

(Unaudited)

6. LOANS PAYABLE TO AFFILIATES

Loans payable to affiliates consist of:

	September 30, 2017	September 30, 2016

SAS Health and Beauty Corp. Promissory Note due John V. Cappello, chief executive officer of the Company, non-interest bearing, due December 1, 2016	$15,000	$15,000

Loans payable to entities affiliated with president and former treasurer of the Company, non-interest bearing, due on demand	3,081	3,081

Total	$18,081	$18,081

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

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2017 and 2016

(Unaudited)

Common Stock

Effective April 1, 2016, CHOD issued a total of 2,000,000 restricted shares of CHOD common stock to a corporate investor in exchange for 1,500,000 free trading shares of Gold Mining USA Inc. (“GMUI”) common stock. The transaction was valued at $0.035 per GMUI share or $52,500 total.

On May 5, 2016, CHOD issued 20,000 restricted shares of CHOD common stock to an attorney for legal services. The transaction was valued at $0.11 per CHOD share or $2,200 total.

8. INCOME TAXES

CHOD files a consolidated income tax return with its subsidiaries for federal reporting purposes. CHOD and its subsidiaries file separate income tax returns for state reporting purposes.

The provisions for (benefit from) income taxes consisted of:

	Year Ended September 30,
	2017	2016
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	(9,187)	(56,761)
State	(1,879)	(11,606)
Change in valuation allowance	11,066	68,367

Total	-	-

Provision for income taxes	$-	$-

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Year Ended September 30,
	2017	2016

Computed Federal income tax at 34%	$(33,626)	$(94,707)
Computed state income tax, net of Federal tax effect	(4,243)	(11,950)
Non-deductible impairment of investment in Emergent Health Corporation common stock	15,316	38,290
Non-deductible impairment of license agreement with Emergent Health Corporation	11,487	-
Change in valuation allowance	11,066	68,367

Provision for income taxes	$-	$-

CASTLE HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended September 30, 2017 and 2016

(Unaudited)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to $521,903 attributable to the future utilization of $1,132,978 of prior year net operating loss carryforwards and $402,032 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $170,363 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, $39,208 in year 2025, and $27,098 in year 2036. The capital loss carryforward of $402,032 expires $49,175 in year 2018, $1,855 in year 2021, and $351,002 in year 2022.

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

The Company is presently seeking to acquire EnerKon Solar International Inc. in a change of control transaction. Closing of this transaction is conditional upon, among other things, FINRA approval of a name change.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended September 30, 2017 and 2016, Castle Holding Corp. has had no principal accountant. Accordingly, there has been no disagreements with accountants on accounting and financial disclosure.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of

September 30, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)    The directors of Castle Holding Corp. are:

Director Name:	Age	Other offices held	Since
John V. Cappello	76	Chief Executive Officer and Chief Financial Officer	2014
George R. Hebert	73	President	1987

Each director will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

(b)   The executive officers of Castle Holding Corp. are:

Officer Name:	Age	Offices held	Since
John V. Cappello	76	Chief Executive Officer and Chief Financial Officer	2014
George R. Hebert	73	President	1987

Officers are elected by the Board of Directors at the annual meetings of the Registrant’s shareholders, and hold office until their death, or until they shall resign or have been removed from office.

(e) The business experience during the last five years for each director and executive officer of Castle Holding Corp. follows:

John V. Cappello has been Chief Executive Officer and a director of Castle Holding Corp. since November 2014 and Chief Financial Officer since June 17, 2017. He also has been Chief Executive Officer of Cappello’s Inc., a private research and development company, since 2005. From April 2007 to August 2014, he was the Chief Executive Officer of Emergent Health Corporation, a publicly traded company engaged in the distribution of patented and patent pending consumer products.

George R. Hebert has been President and a director of Castle Holding Corp. since September 1987. Mr. Hebert received a B.S. degree from Stevens Academy, Pennsylvania Military College (now Widener University) in 1967.

Castle Holding Corp. has not adopted a Code of Ethics.

Castle Holding Corp. has no audit committee or any other committee of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

For the years ended September 30, 2017 and 2016, no cash or stock-based compensation has been paid to or accrued for any director or executive officer.

At September 30, 2017, there are no outstanding equity awards for any director or executive officer.

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

The following table sets forth certain information as of October 20, 2017 with respect to the beneficial ownership of our outstanding Common Stock by (i) any holder of more than five (5%) percent thereof; (ii) each of our officers and directors and (iii) directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Approximate Percent of Class
John V. Cappello (Chief Executive Officer and Director)(2)	23,000,000	49.6	% (5)
10102 Valley Forge Circle
King of Prussia, PA 19406

George R. Hebert (President and Director)	1,093,670	2.4%
183 Gordon Place
Freeport, NY 11520

Castle Holding Corp. Deferred Compensation	4,867,100	10.5%
Plan FBO George R. Hebert (3)
111 West Sunrise Highway
Freeport, NY 11520

Thomas Prendercast c/o Castle Holding Corp.	4,000,000	8.6%
10102 Valley Forge Circle
King of Prussia, PA 19406

All Executive Officers and Directors as a Group (2 persons) (4)	28,960,770	62.4%

____________

(1)   Unless otherwise indicated below, the Company has been advised that each person named above is the record owner of and exercises the sole voting and investment power over the shares shown opposite his name.

(2)   Includes 7,000,000 shares owned by Cappello’s Inc., a corporation controlled by John V. Cappello.

(3)   Includes 50% of 1,640,000 shares owned by Castle Advisors Limited Partnership 94-1 (“CALP”). Castle Holding Corp. Deferred Compensation Plan FBO George R. Hebert and Castle Holding Corp. Deferred Compensation Plan FBO Michael T. Studer each own a 50% limited partnership interest in CALP. Neither Mr. Hebert nor Mr. Studer (secretary, treasurer, and director of the Company to July 17, 2017) exercises sole voting and investment power over the 1,640,000 shares owned by CALP.

(4)   Includes 4,867,100 shares relating to Castle Holding Corp. Deferred Compensation Plan FBO George R. Hebert.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended September 30, 2017 and 2016, Castle Holding Corp. has had no principal accountant.

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

Castle Holding Corp.

Date: October 25, 2017	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer and Chief Financial Officer

