Form 10-Q
period 2017-12-31
ENERKON SOLAR INTERNATIONAL, INC.
filed 2018-01-26
CIK 802510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

Commission file number 33-37809-NY

ENERKON SOLAR INTERNATIONAL, INC.
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

As of January 26, 2018, the registrant had 47,003,510 shares of common stock issued and 46,414,710 shares of common stock outstanding, as well as 522,250 Class A Convertible preferred shares issued and outstanding and 100,000 Class B Preferred shares issued and outstanding.

Enerkon Solar International, Inc.

Quarterly Period Ended December 31, 2017

PART I

ITEM 1. FINANCIAL STATEMENTS

ENERKON SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited and Unreviewed)

	December 31, 2017	September 30, 2017
Assets
Cash and cash equivalents	$115,965	$120,640
Marketable securities, at market value	22,100	5,100
Inventory	16,883	9,027
Investment in Emergent Health Corporation common stock	20,000	20,000
Other assets	2	5,497

Total assets	$174,950	$160,264

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$3,438	$4,288
Loans payable to affiliates	15,080	18,081

Total liabilities	18,518	22,369

Stockholders' equity:
Preferred stock, $.01 par value; authorized
8,900,000 and 8,900,000 shares, respectively; none issued and outstanding	-	-
Class A Convertible Preferred stock, $.01 par value;
authorized 1,000,000 shares, issued and outstanding
522,250 and 522,250 shares, respectively	5,223	5,223
Class B Preferred stock, $.01 par value; authorized
100,000 shares, issued and outstanding 100,000
and 100,000 shares, respectively	1,000	1,000
Common stock, $.0025 par value; authorized
200,000,000 shares, issued 47,003,510 and
47,003,510 shares, respectively (net of 261,000 shares
"stopped" and requested to be cancelled)	117,509	117,509
Treasury common stock - 588,800 and 588,800 shares,
respectively - at cost	(32,620)	(32,620)
Additional paid-in capital	1,883,177	1,883,177
Accumulated deficit	(1,817,857)	(1,836,394)
Total stockholders' equity	156,432	137,895

Total liabilities and stockholders' equity	$174,950	$160,264

See notes to consolidated financial statements.

ENERKON SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Unreviewed)

	Three Months Ended December 31,
	2017	2016

Sales	$22,156	$-
Cost of sales	3,431	-
Gross profit	18,725	-

Selling expenses	10,664	1,105
General and administrative expenses	6,524	4,124
Total operating expenses	17,188	5,229

Income (loss) from operations	1,537	(5,229)

Other income (expense):
Interest and dividends revenues	-	1,600
Royalties revenues	-	1,500
Net gain (loss) on marketable securities	17,000	(39,059)
Interest expense	-	(446)
Total other income (expense) - net	17,000	(36,405)

Income (loss) before income taxes	18,537	(41,634)
Provision for income taxes	-	-

Net income (loss)	$18,537	$(41,634)

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	46,414,710	46,414,710
Diluted	46,936,960	46,936,960

See notes to consolidated financial statements.

ENERKON SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Period October 1, 2016 to December 31, 2017

(Unaudited and Unreviewed)

	Class A Convertible Preferred Stock, $.01 Par Value		Class B Preferred Stock, $.01 Par Value		Common Stock, $.0025 Par Value		Treasury Common Stock, $.0025 Par Value		Additional Paid-in	Accumulated	Total Stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2016	522,250	$5,223	100,000	$1,000	47,003,510	$117,509	(588,800)	$(32,620)	$1,883,177	$(1,737,494)	$236,795

Net loss for the year ended September 30, 2017	-	-	-	-	-	-	-	-	-	(98,900)	(98,900)

Balances, September 30, 2017	522,250	5,223	100,000	1,000	47,003,510	117,509	(588,800)	(32,620)	1,883,177	(1,836,394)	137,895

Net income for the three months ended December 31, 2017	-	-	-	-	-	-	-	-	-	18,537	18,537

Balances, December 31, 2017	522,250	$5,223	100,000	$1,000	47,003,510	$117,509	(588,800)	$(32,620)	$1,883,177	$(1,817,857)	$156,432

See notes to consolidated financial statements.

ENERKON SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited and Unreviewed)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$18,537	$(41,634)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities	-	-
Changes in operating assets and liabilities:
Marketable securities	(17,000)	38,162
Inventory	(7,856)	-
Other assets	5,495	(5,162)
Margin liability to broker	-	(256)
Accounts payable and accrued expenses	(850)	140
Deferred revenue	-	3,211

Net cash provided by (used in) operating activities	(1,674)	(5,539)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Repayment of loans payable to affiliates	(3,001)	-
Net cash provided by (used in) financing activities	(3,001)	-

Net increase (decrease) in cash and cash equivalents	(4,675)	(5,539)
Cash and cash equivalents, beginning of period	120,640	41,643

Cash and cash equivalents, end of period	$115,965	$36,104

Supplemental disclosures of cash flow information:
Interest paid	$-	$446
Income taxes paid	$-	$-

See notes to consolidated financial statements.

ENERKON SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2017 and 2016

(Unaudited and Unreviewed)

1. ORGANIZATION

Enerkon Solar International, Inc. (“ENKS”) is a holding company which was incorporated in Nevada on June 13, 1986. The name of the Company was changed from Castle Holding Corp. (“CHOD”) to ENKS on November 2, 2017. The subsidiaries of ENKS are as follows:

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

The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2018. The accompanying unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes related thereto for the years ended September 30, 2017 and 2016 included in our Form 10-K filed with the SEC.

Principles of consolidation – The consolidated financial statements include the accounts of ENKS and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

ENERKON SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2017 and 2016

(Unaudited and Unreviewed)

Marketable securities - Marketable securities consist of trading securities valued at market. All fair value measurements are based on Level 1 inputs (i.e., closing trading prices of respective marketable securities). Unrealized gains and losses are reflected in income ($17,000 and ($38,162) for the three months ended December 31, 2017 and 2016, respectively).

Inventory – Inventory is stated at the lower of cost (first–in, first–out method) or market (net realizable value). At December 31, 2017 and September 30, 2017, substantially all inventory are finished goods available for sale.

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

3. MARKETABLE SECURITIES, AT MARKET VALUE

At December 31, 2017 and September 30, 2017, marketable securities consist of:

	December 31, 2017	September 30, 2017

1,000,000 and 1,000,000 shares, respectively, Gold Mining USA Inc. (GMUI)	$22,000	$5,000
Various	100	100

Total	$22,100	$5,100

ENERKON SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2017 and 2016

(Unaudited and Unreviewed)

4. INVESTMENT IN EMERGENT HEALTH CORPORATION COMMON STOCK

On November 20. 2014, pursuant to a Stock Purchase Agreement involving a change in control of ENKS, ENKS acquired 2,000,000 restricted shares of Emergent Health Corporation (“EMGE”) common stock in exchange for the issuance of 2,000,000 restricted shares of ENKS common stock. The EMGE investment was initially valued at an estimated fair value of $250,000. The closing trading price of EMGE free trading common stock at November 20, 2014 was $0.49 per share.

At September 30, 2015, the Company recognized an impairment loss on the investment in EMGE common stock of $90,000 and reduced the carrying value from $250,000 to $160,000. At December 31, 2015, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $160,000 to $120,000. At March 31, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $40,000 and reduced the carrying value from $120,000 to $80,000. At September 30, 2016, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $80,000 to $60,000. At March 31, 2017, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $60,000 to $40,000. At September 30, 2017, the Company recognized an additional impairment loss on the investment in EMGE common stock of $20,000 and reduced the carrying value from $40,000 to $20,000. The closing trading price of EMGE free trading common stock at September 30, 2017 and December 31, 2017 was $0.0156 per share and $0.01 per share, respectively.

5. LICENSE AGREEMENT WITH EMERGENT HEALTH CORPORATION

On November 20, 2014, pursuant to the Stock Purchase Agreement involving a change in control of ENKS, ENKS was assigned effective January 1, 2015 the License Agreement between Cappello’s, Inc, (Licensor) and EMGE (Licensee) dated August 26, 2014 (the “EMGE License Agreement”) in exchange for the issuance of 2,000,000 restricted shares of ENKS common stock. The EMGE License Agreement was valued at its estimated fair value of $30,000 based upon 2014 royalties.

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

ENERKON SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2017 and 2016

(Unaudited and Unreviewed)

Based on the calendar year 2015 sales of the licensed products reported to ENKS by EMGE, the Company was entitled to royalties of $18,528. However, the Company collected royalties of only $572 from EMGE in 2015. Due to the uncertainty of future collections from EMGE, the Company has not recognized the remaining $17,956 royalties due at December 31, 2015.

EMGE did not report sales of the Licensed Products to ENKS in the first quarter 2016 or the second quarter 2016 and did not remit any royalties to ENKS. On April 28, 2016, ENKS notified EMGE that the EMGE License Agreement was terminated.

In November 2016, the Company collected $1,500 of current royalties from EMGE. At September 30, 2017, the Company recognized an impairment loss on the license agreement with Emergent Health Corporation of $30,000 and reduced the carrying value from $30,000 to $0.

6. LOANS PAYABLE TO AFFILIATES

Loan payable to affiliates consist of:

	December 31, 2017	September 30, 2017

SAS Health and Beauty Corp. Promissory
Note due John V. Cappello, chief executive
officer of the Company, non-interest
bearing, due December 1, 2016	$15,000	$15,000

Loans payable to entities affiliated with
president and former treasurer of the Company,
non-interest bearing, due on demand	80	3,081

Total	$15,080	$18,081

7. STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Stock

From March 2001 to September 2001, ENKS sold a total of 706,750 shares of Class A Convertible Preferred Stock for gross proceeds of $706,750.

Each share of Class A Convertible Preferred Stock is convertible at any time into one share of the Company’s Common Stock at the election of the Class A Convertible Preferred Stockholder. At any time, ENKS may require conversion of the Class A Convertible Preferred Shares provided that ENKS Common Stock closes at a price of $1.50 per share or higher for more than 20 consecutive business days. At any time after one year from the issue date of the Class A Convertible Preferred Shares, ENKS may require conversion of the Class A Convertible Preferred Shares provided that ENKS pay the Class A Convertible Preferred Stockholder $0.50 per Class A Convertible Preferred Share.

ENERKON SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2017 and 2016

(Unaudited and Unreviewed)

The Class A Convertible Preferred Shares are non-voting and have a first priority, up to $1.00 per Class A Convertible Preferred Share, in the event of liquidation of ENKS.

Class B Preferred Stock

Effective June 1, 2015, CHOD issued 100,000 shares of Class B Preferred Stock (valued at $10,000) to John V. Cappello, chief executive officer of the Company, in connection with a $15,000 loan made to SAS Health and Beauty Corp., subsidiary of ENKS (see Note 6). Each share of Class B Preferred Stock is entitled to 100 votes per share but has no conversion, liquidation, or dividend rights.

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

8. INCOME TAXES

ENKS files a consolidated income tax return with its subsidiaries for federal reporting purposes. ENKS and its subsidiaries file separate income tax returns for state reporting purposes.

The provisions for (benefit from) income taxes consisted of:

	Three Months Ended December 31,
	2017	2016
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	5,893	(13,236)
State	1,205	(2,706)
Change in valuation allowance	(7,098)	15,942

Total	-	-

Provision for income taxes	$-	$-

ENERKON SOLAR INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended December 31, 2017 and 2016

(Unaudited and Unreviewed)

The Company’s effective tax rate differed from the United States Federal income tax rate for the following reasons:

	Three Months Ended December 31,
	2017	2016

Computed Federal income tax at 34%	$6,303	$(14,156)
Computed state income tax, net of Federal tax effect	795	(1,786)
Change in valuation allowance	(7,098)	15,942

Provision for income taxes	$-	$-

As a result of The Tax Cuts and Jobs Act (Tax Legislation) enacted on December 22, 2017, the United States corporation income tax rate is 21% effective January 1, 2018. Accordingly, we have reduced our deferred income tax asset relating to prior year net operating loss carryforwards and capital loss carryforwards (and the valuation allowance thereon) by $199,551 from $521,903 at September 30, 2017 to $322,352 at December 31, 2017.

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of up to $322,352 attributable to the future utilization of $1,132,978 of prior year net operating loss carryforwards and $402,032 of capital loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2017 and December 31, 2017. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows: $170,363 in year 2021, $694,345 in year 2022, $135,943 in year 2023, $66,021 in year 2024, $39,208 in year 2025, and $27,098 in year 2036. The capital loss carryforward of $402,032 expires $49,175 in year 2018, $1,855 in year 2021, and $351,002 in year 2022.

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

Effective November 7, 2017, the chief executive officer and controlling shareholder of the Company completed an Escrow Agreement with certain parties affiliated with an entity engaged in solar energy operations. Under the agreement, a change in control of the Company would occur. Closing of the transaction is subject to completion of certain conditions precedent to closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Enerkon Solar International, Inc. (“ENKS”) is a holding company which was incorporated in Nevada on June 13, 1986. On September 30, 1987, ENKS acquired Castle Securities Corp., a New York corporation which operated as a securities broker dealer from November 1, 1985 to October 31, 2003. On April 11, 1991, ENKS formed Church Street Securities Corp., a New York corporation which operated as a securities broker dealer from October 26, 1995 to January 6, 2005. From January 2005 to June 2015, ENKS and its subsidiaries had minimal business operations and operating revenues.

Commencing July 2015, ENKS’s subsidiary SAS Health and Beauty Corp. (“SAS”) has engaged in the production and sales of a skin care product called “SAS Flower of Youth Facial Lift Spray.” In November 2016, SAS also started marketing two vitamin supplement products called “JDI MultiVitamin/MultiMineral with NeuStem” and “NeuStem”.

RESULTS OF OPERATIONS – Three Months ended December 31, 2017 compared to Three Months ended December 31, 2016.

Sales increased $22,156 from $0 in 2016 to $22,156 in 2017. The increase in sales was due to the commencement of sales of our new vitamin supplement products in January 2017. In 2016, there were no sales of our skin care product as a result of our August 2016 disabling of our order processing software which was not working properly.

Cost of sales increased $3,431 from $0 in 2016 to $3,431 in 2017.

Gross profit increased $18,725 from $0 in 2016 to $18,725 in 2017 due to increased sales as a result of the introduction of our new vitamin supplement products discussed above. The gross profit percentage of sales in 2017 was approximately 85%.

Total operating expenses increased $11,959 from $5,229 in 2016 to $17,188 in 2017. The increase was primarily due to fulfillment expenses and sales commissions incurred in 2017 relating to our vitamin supplement products.

Other income (expense) – net increased $53,405 from ($36,405) in 2016 to $17,000 in 2017. The increase was due primarily to the $56,059 positive comparison in net gain (loss) on marketable securities from a loss of $39,059 in 2016 to a gain of $17,000 in 2017.

Net income (loss) increased $60,171 from ($41,634) in 2016 to $18,537 in 2017. The increase was due to the $18,725 increase in gross profit and the $53,405 increase in other income (expense), offset partially by the $11,959 increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2017, the Company had cash and cash equivalents of $115,965, total assets of $174,950, total liabilities of $18,518, and total stockholders’ equity of $156,432. Of the $174,950 total assets at December 31, 2017, $22,000 represents the quoted value of 1,000,000 shares of Gold Mining USA Inc. (GMUI) common stock and $20,000 represents the carrying value of 2,000,000 restricted shares of Emergent Health Corporation (EMGE) common stock.

Cash and cash equivalents decreased $4,675 from $120,640 at September 30, 2017 to $115,965 at December 31, 2017. The $4,675 decrease was due primarily to the $7,856 increase in inventory.

The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We currently have no commitments with any person for any capital expenditures.

We have no off-balance sheet arrangements.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Since year ended September 30, 2002, Enerkon Solar International, Inc. (formerly Castle Holding Corp.) has had no principal accountant. Accordingly, there has been no disagreements with accountants on accounting and financial disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities – In the three months ended December 31, 2017, we did not sell any of our common stock or Class A Convertible Preferred Stock.

(b) Issuer Purchases of Equity Securities: In the three months ended December 31, 2017, we did not purchase any of our common stock or Class A Convertible Preferred Stock.

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

Enerkon Solar International, Inc.

Date: January 26, 2018	By:	/s/ John V. Cappello
John V. Cappello
Chief Executive Officer and Chief Financial Officer

